Form 10QSB
period 2008-01-31
Vital Products, Inc.
filed 2008-04-23
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2008

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-127915

                          VITAL PRODUCTS, INC.

           (Exact name of Registrant as specified in its Charter)


            DELAWARE                                   98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)               identification number)

              35 ADESSO ROAD CONCORD ONTARIO, CANADA  L4K 3C7
                  (Address of principal executive offices)

                               (905) 738-5216
                       (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 10, 2008 the Issuer had 10,750,000 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          VITAL PRODUCTS, INC
                    QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED JANUARY 31, 2008



TABLE OF CONTENTS
                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements: Index..........................................3

         Balance Sheets as of January 31, 2008 (unaudited)
         and July 31, 2007...................................................F1

         Statements of Operations for the three and six months ended
         January 31, 2008 and 2007 (unaudited)...............................F2

         Statement of Shareholders' Deficit for the six months ended
         January 31, 2008 (unaudited)........................................F3

         Statements of Cash Flows for the six months ended
         January 31, 2008 and 2007 (unaudited)...............................F4


NOTES TO FINANCIAL STATEMENTS.............................................F5-F7







Item 2 - Management's Discussion and Analysis or Plan of Operation............4

Item 3 - Controls and Procedures .............................................8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........9

Item 3 - Defaults Upon Senior Securities......................................9

Item 4 - Submission of Matters to a Vote of Security Holders..................9

Item 5 - Other Information ...................................................9

Item 6 - Exhibits ...........................................................10

                            PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.


                                 VITAL PRODUCTS, INC.

                                        INDEX

                              January 31, 2008 and 2007

                                                                          Page

FINANCIAL STATEMENTS

         Balance Sheets as of January 31, 2008 (unaudited)
         and July 31, 2007...................................................F1

         Statements of Operations for the three and six months ended
         January 31, 2008 and 2007 (unaudited)...............................F2

         Statement of Shareholders' Deficit for the six months ended
         January 31, 2008 (unaudited)........................................F3

         Statements of Cash Flows for the six months ended
         January 31, 2008 and 2007 (unaudited)...............................F4


NOTES TO FINANCIAL STATEMENTS.............................................F5-F7

VITAL PRODUCTS, INC.
Balance Sheets
As at January 31, 2008 (Unaudited) and July 31, 2007

                                                       January 31,    July 31,
                                                              2008        2007
                                                       (Unaudited)
                                                       -----------  ----------
ASSETS
    Current
        Cash                                            $    3,183   $   2,599
        Accounts receivable                                 13,726       8,885
        Inventory                                                -       4,225
                                                       -----------  ----------
                                                            16,909      15,709
                                                       -----------  ----------
    Other
        Equipment, net of accumulated depreciation          42,837      46,869
                                                       -----------  ----------
                                                            42,837      46,869
                                                       -----------  ----------
                                                        $   59,746   $  62,578
                                                       ===========  ==========
LIABILITIES
    Current
        Accounts payable and accrued liabilities        $   86,965   $  52,024
        Advances from On The Go Healthcare, Inc.           294,864     274,528
        Notes payable to On The Go Healthcare, Inc.      1,619,026   1,471,842
                                                       -----------  ----------
                                                         2,000,855   1,798,394
                                                       -----------  ----------
SHAREHOLDERS' DEFICIT
    Capital stock                                            1,075       1,075
    Additional paid-in capital                             334,475     334,475
    Accumulated other comprehensive income                 (40,713)     67,715
    Deficit                                             (2,235,946) (2,139,081)
                                                       -----------  ----------
                                                        (1,941,109) (1,735,816)
                                                       -----------  ----------
                                                        $   59,746   $  62,578
                                                       ===========  ==========

See Accompanying Notes to Financial Statements
                                                                            F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and six months ended January 31, 2008 and 2007
(Unaudited)

                         For the three months             For the six months
                             ended January 31,               ended January 31,
                       ------------------------         ----------------------
                              2008        2007                2008        2007
                       -----------  ----------          ----------  ----------

Sales                        8,376   $  17,131          $   15,251   $  33,111
Cost of Goods Sold           3,409      19,067               8,074      31,300
                       -----------  ----------          ----------  ----------
Gross profit                 4,967      (1,936)              7,177       1,811
                       -----------  ----------          ----------  ----------
Operating expenses
  Depreciation               3,506      46,367               7,011      94,694
  Selling, general and
    administrative          23,112      31,383              41,149      42,020
                       -----------  ----------          ----------  ----------
    Total operating
      expenses              26,618      77,750              48,160     136,714
                       -----------  ----------          ----------  ----------
Net operating loss        ( 21,651)   ( 79,686)            (40,983)   (134,903)

Other income (expense)
  Financing costs         ( 73,993)   ( 50,117)           (147,585)   (131,447)
  Gain (loss) on
    currency exchange     ( 90,815)    (15,320)             91,703         129
                        -----------  ----------         ----------  ----------
Net income (loss)        $(186,459) ($ 145,123)         $ ( 96,865)  $(266,221)
                        ===========  ==========         ==========  ==========
Earnings per share
  computation:
  Net loss per common
  share                  $   (0.02)    ($ 0.01)         $     (.01)  $    (.02)
                        ===========  ==========         ==========  ==========

Weighted average
  common shares
    outstanding          10,750,000  10,750,000         10,750,000  10,750,000
                        ===========  ==========         ==========  ==========

See Accompanying Notes to Financial Statements

                                                                            F2

VITAL PRODUCTS, INC.
Statement of Shareholders' Deficit
For the six months ended January 31, 2008
(Unaudited)


                                                         Accumulated
                                                            Other
                                    Additional            Compreh-
                   Common Stock      Paid-In               ensive
                  Number   Amount    Capital    Deficit    Income       Total
                                                           (Loss)
-------------------------------------------------------------------------------
Balance,
July 31, 2007  10,750,000  $1,075  $334,475 ($2,139,081)  $67,715  ($1,735,816)

Foreign
currency
translation             -       -         -           -  (108,428)    (108,428)

Net loss                -       -         -     (96,865)        -      (96,865)
-------------------------------------------------------------------------------
Balance,
January 31,
2008           10,750,000   1,075   334,475 ($2,235,946)($ 40,713) ($1,941,109)
===============================================================================

See Accompanying Notes to Financial Statements

                                                                            F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the six months ended January 31, 2008 and 2007
(Unaudited)


                                                         For The      For The
                                                           Six          Six
                                                          Months       Months
                                                          Ended        Ended
                                                         January      January
                                                         31, 2008     31, 2007
                                                       -----------  ----------
                                                       (Unaudited)  (Unaudited)


Operating activities
    Net income (loss)                                    $ (96,865)  ($266,221)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain on currency exchange rate                   (91,703)       (129)
          Depreciation                                       7,011      94,694
          Interest on notes payables                       147,585     131,447
          Change operating assets and liabilities:
             Accounts receivable                            (4,841)      5,691
             Inventory                                       4,225      19,791
             Accounts payable and accrued liabilities       34,941     (14,345)
                                                       -----------  ----------
Net cash provided by operating activities                      353     (29,072)
                                                       -----------  ----------
Financing activities
   Payment on advances                                           -     (13,470)
   Proceeds from advances                                    3,004           -
                                                       -----------  ----------
Net cash provided by financing activities                    3,004     (13,470)
                                                       -----------  ----------
Foreign currency translation effect                         (2,773)     41,567
                                                       -----------  ----------
Net increase (decrease) in cash                                584        (975)
Cash at beginning of period                                  2,599       6,241
                                                       -----------  ----------
Cash at end of period                                    $   3,183    $  5,266
                                                       ===========  ==========

See Accompanying Notes to Financial Statements

                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
January 31, 2008 and 2007
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of On The Go Healthcare, Inc. which manufactures and distributes infant care products.

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended July 31, 2007 of Vital Products, Inc.

The interim financial statements present the balance sheet, statements of operations, shareholders' deficit and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2008 and the results of operations, shareholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2008 and 2007, the Company incurred income (losses) of ($96,865) and ($266,221), respectively and cash provided by (used in) operations was $353 and $(29,072), respectively. The Company financed its operations through loans payable and vendor's credit.

Management believes that the current cash balances at January 31, 2008 and net cash proceeds from operations will not be sufficient to meet their cash requirements for the next twelve months.

Accordingly, these financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and there is negative working capital. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

The conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

                                                                             F5

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 27, 2006, the Company evaluates the carrying value of intangible assets annually as of July 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company's intangible asset, completed as of July 31, 2005 in accordance with (SFAS) No. 142 resulted in an impairment loss of $150,000. The Company performed an evaluation of its intangible asset as of July 31, 2006 which resulted in an impairment loss of $250,000 .

Foreign Currency Translation

The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income
(loss) within shareholders' deficit.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission
Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

                                                                             F6

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Basic Loss Per Share

Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's deficit and in the balance sheet as a component of shareholders' deficit.

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact that the adoption of EITF 06-11 will have on the Company's financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of SFAS 141R will have on the Company's financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of SFAS 160 to have an impact on the Company's financial position, results of operation or cash flows.

                                                                             F7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report, and in our Form S-1/A for the year ended July 31, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our registration statement on Form S-1 and our other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in June 2005. Our fiscal year end is July 31.

On July 5, 2005, we purchased the Childcare Division of On The Go Healthcare, Inc. which manufactures and distributes infant care products. We manufacture two products under the "Vital Products" name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. We intend to manufacture all of our new products under the Vital Products brand.

MANAGEMENT'S STRATEGIC VISION

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. As we secure these funds, we plan to further develop our products that are currently in the initial development stage. In addition to increasing our product offerings, we intend to increase our distribution channels, making our products more widely available in additional markets.

Challenges and Uncertainties

In 2005, we received a commitment from Dutchess Private Equities Fund for an Equity Line of Credit, however we could not include the shares required by the Equity Line funding on our initial registration statement filed with the Securities and Exchange Commission. As a result, we had to terminate the Equity Line financing with Dutchess. As an outfall to not obtaining the financing that we initially anticipated, on April 30, 2006, we transferred our entire inventory related to one of our product lines, the Heinz products, to Leda Health Innovations, Inc. to reduce our accounts payable at period end. Leda Health Innovations, Inc. is owned by David Walt who is one of our shareholders. This left us with only two products to offer to consumers, our padded training seat and baby bath.
                                       4

Based on our discussions and history with Dutchess, we believe that Dutchess may still provide financing to us in the future. However, there is no guarantee that Dutchess or any other investor will provide the financing we need. In addition, the financing we need may not be available on terms acceptable to us or at all. We currently have no bank borrowings and we may not be able to arrange any debt financing. Additionally, we may not be able to successfully consummate offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or creating debt, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

The childcare products industry is highly competitive and many of our competitors are substantially larger and have greater brand strength and financial and other resources than we do. We intend to remain competitive on the basis of price, quality, reliability and customer service; however there is no guarantee that the childcare products industry will accept our products into the marketplace.

Objectives

Our objectives include enhancing our reputation as a supplier of quality, affordable childcare products, while broadening our product offerings, increasing sales to existing customers and expanding our customer base in Canada and the United States. The following are our short-term goals for the fiscal year ended July 31, 2008:

- obtain additional financing from our existing shareholders and other strategic investors;

- continue to develop and grow our wholesale business in England and the United States;

- develop a specific marketing plan that develops our brand; and

- use additional funding to further develop the products currently in the initial stages of development.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the financial statements included in this report:

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 27, 2005, the Company evaluates the carrying value of intangible assets annually as of July 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount.
If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company's intangible asset, completed as of July 31, 2005 in accordance with (SFAS)
No. 142 resulted in an impairment loss of $150,000. The Company performed an evaluation of its intangible asset as of July 31, 2006 which resulted in an impairment loss of $250,000 (July 31, 2007 - $0).

Foreign Currency Translation

The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within shareholders' deficit.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Basic Loss Per Share

Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's deficit and in the balance sheet as a component of shareholders' deficit.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

Revenues: Revenues for the six months ended January 31, 2008 were $15,251 compared to $33,111 for the six months ended January 31, 2007. The decrease in revenues was primarily the result of us not having sufficient sales people selling our product.

Cost of Sales: Our Cost of Sales for the six months ended January 31, 2008 was $8,074 compared to $31,300 for the six months ended January 31, 2007. The decrease in cost of sales was directly related to a decrease in our revenues.

Selling, General and Administrative Expenses: Our Selling, General and Administrative costs were $41,149 for the six months ended January 31, 2008 compared to $42,020 for the six months ended January 31, 2007. The decrease in selling, general and administrative expenses was primarily the result of cost cutting measures on non-essential expenses due to our limited capital resources.

Net loss: Our net loss for the six months ended January 31, 2008 was $96,865
compared to $266,221 for the six months ended January 31, 2007.   The changes
are the result of the previous discussions mentioned above.

Our Total Assets as of January 31, 2008 were $59,746, a decrease of $2,832, as compared to the fiscal year ended July 31, 2007 which were $62,578. Our Total Liabilities as of January 31, 2008 were $2,000,855, an increase of $202,461, as compared to the fiscal year ended July 31, 2007 which were $1,798,394. The increase in our total liabilities compared to the prior year end of July 31, 2007 was primarily the result of additional interest accrued on our note payable to On The Go Healthcare, Inc. totaling $147,585.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had total current assets of $16,909 and total current liabilities of $2,000,855, resulting in a working capital deficit of $1,983,946. As of that date, we had cash of $3,183. Our cash flow from operating activities for the six months ended January 31, 2008 resulted in a surplus of $353. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2008 resulted in a surplus of $3,004 which was primarily the result of loans we received from On The Go Healthcare, Inc. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations. However, we may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $2,001,000 to cover our current liabilities.

As of January 31, 2008, we have a $1,619,026 notes payable and a $294,864 advance owed to On The Go Healthcare, Inc., payable on demand. We do not know when On The Go Healthcare, Inc. will demand payment on this advance; however, should On The Go Healthcare, Inc. demand payment we would need additional capital to repay this obligation.

As part of our acquisition of assets from On The Go Healthcare, Inc., we agreed to issue $250,000 worth our common stock and two Promissory Notes in the amount of $1,005,000. On February 23, 2006, we replaced the original Promissory Notes and issued to On The Go Healthcare Inc. two Secured Promissory Notes with a face value of $1,206,000. The increase from $1,005,000 to $1,206,000 represented a full year of accrued interest. Although a full year of interest had not yet accrued, we agreed to include interest of $201,000 as opposed to $128,860 as consideration for replacing the original note. The face value of these Secured Promissory Notes increased by 20% on July 3, 2007, resulting in a principal balance of $1,447,200 for the year ended July 31, 2007. On July 3, 2008 the face value of the Secured Promissory Notes will increase by an additional 20%. We must repay the Secured Promissory Notes on March 11, 2009, one year after the Securities and Exchange Commission declared our registration statement effective. The Secured Promissory Notes pay 20% simple annual interest. We may prepay the Notes at any time with accrued interest and without penalty.

To secure both of the Notes described above, we granted to On the Go Healthcare, Inc. a security interest in our assets. If we do not repay the Notes according to their terms, On The Go Healthcare Inc. will have the right to seize substantially all of our assets. Additionally, On The Go
Healthcare, Inc. could liquidate our assets and retain any and all of the funds from the liquidation.

Until we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, if ever, we will remain reliant on borrowing funds or selling equity. We intend to raise funds through the issuance of debt or equity. Raising funds in this manner typically requires much time and effort to find accredited investors, and the terms of such an investment must be negotiated for each investment made. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, design or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We currently are not aware of, or a party to, any legal proceedings. Additionally, our officers and directors, in their capacity as such, are not a party to any litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered equity securities in the quarter ended January 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.
                                       9

ITEM 6. EXHIBITS

Exhibit Description of Exhibit

Number

3.1 Certificate of Incorporation (included as exhibit 3.1 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.2 By-laws (included as exhibit 3.2 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

4.1 Form of Stock Certificate (included as exhibit 4.1 to the Form SB-2 filed October 26, 2006 and incorporated herein by reference).

10.1 Asset Sale Agreement between the Company and On The Go Healthcare, Inc. dated July 5, 2005 (included as exhibit 10.3 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

10.2 Secured Promissory Note between the Company and On The Go Healthcare, Inc. dated February 23, 2006 (included as exhibit 10.2 to the Form SB-2 filed February 24, 2006 and incorporated herein by reference).

10.3 Secured Promissory Note between the Company and On The Go Healthcare, Inc. dated February 23, 2006 (included as exhibit 10.3 to the Form SB-2 filed February 24, 2006 and incorporated herein by reference).

10.4 Vital Products, Inc. Trust Agreement between the Company and Amy Trombly as Trustee dated May 27, 2005 (included as exhibit 10.4 to the Form
     SB-2 filed October 26, 2006 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2008                         Vital Products, Inc.


                                              By:/s/ Michael Levine
                                              --------------------------
                                              Michael Levine
                                              Principal Executive Officer




Dated: April 23, 2008                        By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director