Form 10QSB
period 2008-04-30
Vital Products, Inc.
filed 2008-06-20
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2008

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

                     Commission File Number: 333-127915

                          VITAL PRODUCTS, INC.

           (Exact name of small business issuer as specified in its charter)


            Delaware                                   98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification Number)

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

As of June 17, 2008 the Issuer had 10,750,000 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          VITAL PRODUCTS, INC
                    QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED APRIL 30, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements: Index..........................................3

Balance Sheets as at April 30, 2008 (unaudited) and
   July 31, 2007.....................................................     .. F1

Statements of Operations for the three and nine months ended
   April 30, 2008 and 2007 (unaudited).............................     .... F2

Statement of Shareholders' Deficit for the nine months
   ended April 30, 2008 (unaudited)..................................     .  F3

Statements of Cash Flows for the nine months ended
   April 30, 2008 and 2007 (unaudited)..............................     ... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F9


Item 2 - Management's Discussion and Analysis or Plan of Operation............4

Item 3A(T) - Controls and Procedures .........................................8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................8

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........8

Item 3 - Defaults Upon Senior Securities......................................8

Item 4 - Submission of Matters to a Vote of Security Holders..................8

Item 5 - Other Information ...................................................8

Item 6 - Exhibits ............................................................8

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



VITAL PRODUCTS, INC.

Financial Statements

Nine Months Ended April 30, 2008 and 2007  (Unaudited)


                                                                           Page


Index of Financial Statements:

Balance Sheets as of April 30, 2008 (unaudited) and July 31, 2007            F1

Statements of Operations for the three and nine months ended
   April 30, 2008 and 2007 (unaudited)                                       F2

Statement of Changes in Stockholders Deficit for the nine months ended
    April 30, 2008 (unaudited)                                               F3

Statements of Cash Flows for the nine months ended April 30, 2008
   and 2007 (unaudited)                                                      F4


NOTES TO FINANCIAL STATEMENTS (Unaudited)                                 F5-F9

VITAL PRODUCTS, INC.
Balance Sheets
April 30, 2008 (Unaudited) and July 31, 2007

                                                     April 30,        July 31,
                                                          2008            2007
                                                   (Unaudited)
                                                    ----------      ----------

ASSETS
    Current assets
        Cash                                     $       8,451   $       2,599
        Accounts receivable                              3,866           8,885
        Inventory                                            -           4,225
                                                    ----------      ----------
               Total current assets                     12,317          15,709
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation      39,217          46,869
                                                    ----------      ----------
                                                        39,217          46,869
                                                    ----------      ----------
Total assets                                      $     51,534    $     62,578
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities  $     95,798    $     52,024
        Advances from Metro One Development, Inc.      298,885         274,528
        Notes payable to Metro One Development, Inc. 1,692,618       1,471,842
                                                    ----------      ----------
Total current liabilities                            2,087,301       1,798,394
                                                    ----------      ----------

STOCKHOLDERS' DEFICIT
    Capital stock                                        1,075           1,075
    Additional paid-in capital                         334,475         334,475
    Accumulated other comprehensive income             (33,776)         67,715
    Deficit                                         (2,337,541)     (2,139,081)
                                                     ---------       ---------
    Total stockholders' deficit                     (2,035,767)     (1,735,816)
                                                     ---------       ---------
Total liabilities and stockholders' deficit        $    51,534     $    62,578
                                                     ---------       ---------

See Accompanying Notes to Financial Statements
                                                                             F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and nine months ended April 30, 2008 and 2007
(Unaudited)

                          For the three months             For the nine months
                               ended April 30,                 ended April 30,
                      ------------------------          ----------------------

                              2008        2007                2008        2007

Sales                     $      -   $   7,371          $   15,251   $  40,482
Cost of Goods Sold               -       7,461               8,074      38,761
                       -----------  ----------          ----------  ----------
Gross profit                     -         (90)              7,177       1,721
                       -----------  ----------          ----------  ----------
Operating expenses
  Depreciation               3,479      47,082              10,490     141,776
  Selling, general and
    administrative          18,769      19,925              59,918      61,945
                       -----------  ----------          ----------  ----------
    Total operating
      expenses              22,248      67,007              70,408     203,721
                       -----------  ----------          ----------  ----------
Net operating loss        ( 22,248)   ( 67,097)            (63,231)   (202,000)

Other income (expense)
  Financing costs         ( 73,677)   ( 59,283)           (221,262)   (190,730)
  Gain (loss) on
    currency exchange     (  5,670)   (    381)             86,033    (    252)
                        -----------  ----------         ----------  ----------
Net income (loss)        $(101,595)  $(126,761)         $ (198,460)  $(392,982)
                        ===========  ==========         ==========  ==========

Earnings per share
  computation:
  Net loss per common share,
  basic and fully diluted   $(0.01)   $ ( 0.01)         $    (0.02)  $   (0.04)
                        ===========  ==========         ==========  ==========

Weighted average
  common shares
  outstanding           10,750,000  10,750,000          10,750,000  10,750,000
                        ==========  ==========          ==========  ==========



See Accompanying Notes to Financial Statements

                                                                             F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended April 30, 2008
(Unaudited)

                                                         Accumulated
                                  Additional                Other
                  Common Stock      Paid-In             Comprehensive
                 Number    Amount   Capital    Deficit     Income        Total
                                                            (Loss)
-------------------------------------------------------------------------------
Balance,
July 31, 2007  10,750,000  $1,075  $334,475  ($2,139,081)  $67,715 ($1,735,816)

Foreign
currency
translation             -       -         -            -  (101,491)   (101,491)
Net loss                -       -         -               (198,460)   (198,460)
-------------------------------------------------------------------------------
Balance,
April 30, 2008 10,750,000  $1,075  $334,475  ($2,337,541) ($33,776)($2,035,767)
===============================================================================



See Accompanying Notes to Financial Statements
                                                                             F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the nine months ended April 30, 2008 and 2007
(Unaudited)

                                                       For The        For The
                                                          Nine          Nine
                                                        Months         Months
                                                         Ended          Ended
                                                         April          April
                                                       30, 2008       30, 2007
                                                       ---------     ---------
                                                      (Unaudited)   (Unaudited)

Operating activities
    Net income (loss)                                  $(198,460)    $(392,982)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
            Gain on currency exchange rate               (86,033)         (252)
            Depreciation                                  10,490       141,776
            Interest on notes payables                   221,262       190,730
            Change operating assets and liabilities:
                Accounts receivable                        5,019         3,328
                Inventory                                  4,225        23,616
                Accounts payable and accrued liabilities  43,774       (15,425)
                                                       ---------     ---------
Net cash provided (used) by operating activities             277       (49,209)
                                                       ---------     ---------
Financing activities
   Payment on advances                                         -        49,820
   Proceeds from advances                                  8,111             -
                                                       ---------     ---------
Net cash provided by financing activities                  8,111        49,820
                                                       ---------     ---------
Foreign currency translation effect                       (2,536)       (4,856)
                                                       ---------     ---------
Net increase (decrease) in cash                            5,852        (4,245)
Cash at beginning of period                                2,599         6,241
                                                       ---------     ---------
Cash at end of period                                  $   8,451     $   1,996
                                                       =========     =========



See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
April 30, 2008 and 2007
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactures and distributes infant care products. On April 30, 2008, because of not receiving anticipated financing, the Company transferred its entire Heinz product line and inventory acquired from Metro Once Development, Inc. (formerly On The Go Healthcare, Inc.) to Leda Health Innovations, Inc. in satisfaction of accounts payable. This Company currently offers two products for sale to consumers, its padded training seat and baby bath.

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

The interim financial statements present the balance sheet, statements of operations, shareholders' equity and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2008 and the results of operations, shareholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the nine months ended April 30, 2008 and 2007, the Company incurred income (losses) of ($198,460) and ($392,982), respectively and cash provided by (used in) operations was $277 and $(49,209), respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at April 30, 2008 and net cash proceeds from operations will not be sufficient to meet their cash requirements for the next twelve months.

Accordingly, these financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and has negative working capital. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations.
However, the Company may not obtain sufficient additional funds from these sources.
                                                                             F5

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.


3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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


Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 27, 2005, the Company evaluates the carrying value of intangible assets annually as of July 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company's intangible asset, completed as of July 31, 2005 in accordance with (SFAS) No. 142 resulted in an impairment loss of $150,000. The Company performed an evaluation of its intangible asset as of July 31, 2006 which resulted in an impairment loss of $250,000.


Foreign Currency Translation

The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income
(loss) within stockholders' equity.


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

                                                                             F6

Allowance for doubtful accounts

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.


Inventory

Inventory is comprised of finished goods held for sale and is stated at the lower of cost, determined on an average cost basis, or market. Based on our assumptions about future demand, market conditions and obsolescence, inventories are written-down to market value. If our assumptions about future demand change and/or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required.

We offer discounts and point-of-sale rebates to our customers on some of our products. The cost of these discounts and point-of-sale rebates are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.


Long-lived assets

We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the assets.


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


Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
Comprehensive income is displayed in the statement of shareholders' deficit and in the balance sheet as a component of shareholders' deficit.

                                                                             F7

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of EITF 06-11 will have on its financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                                                             F8

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163,"Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.
It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15,2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.


4. SUBSEQUENT EVENTS

As part of an asset purchase agreement dated June 5, 2005, between the Company and Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), the Company agreed to issue 1,000,000 shares of its common stock to be held in a trust for the benefit of Metro One Development's shareholders. Pursuant to the trust agreement, the trustee is required to distribute the shares to the beneficiaries, on a pro rata basis, when two conditions are met: (1) the Securities and Exchange Commission declares the registration statement registering the trust shares effective and (2) the Company's common stock is traded on the Over-the-Counter Bulletin Board. For every one share held in Metro One Development's common stock on the record date, June 13, 2008, Metro One Development's shareholders will receive 0.007751 share of the Company's common stock currently held in the trust and registered in the Registration Statement on Form S-1/A filed February 27, 2008, and declared effective by the Securities and Exchange Commission on March 11, 2008. No fractional shares will be distributed. Fractional shares ending in x.5 or greater will be rounded to the nearest whole share and any fractional shares less than x.5 will be rounded down to the nearest whole share. Any fractional shares less than 0.5 will be rounded down to 0 and the Metro One Development shareholder will not receive any shares of the Company's common stock.

                                                                             F9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report, and in our Form S-1/A filed February 27, 2008, for the year ended July 31, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our registration statement on Form S-1/A and our other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

Revenue and expense recognition - We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns based on historical patterns. We record amounts billed to customers for shipping and handling as sales revenues. We include costs incurred for shipping and handling in cost of sales.

We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the assets.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007

Revenues: Revenues for the nine months ended April 30,2008 was $15,251 compared to $40,482 for the nine months ended April 30, 2007. The decrease in revenues was primarily the result of us not having enough sales people selling our product.

Cost of Sales: Our cost of sales for the nine months ended April 30, 2008 was $8,074 compared to $38,761 for the nine months ended April 30, 2007. The decrease in cost of sales was directly related to a decrease in sales.

Selling, General and Administrative Expenses: Our selling, general and administrative costs was $59,918 for the nine months ended April 30, 2008 compared to $61,945 for the nine months ended April 30, 2007. The decrease in selling, general and administrative expenses was primarily the result of cost cutting measures on non-essential expenses due to limited capital resources.

Net loss: Our net loss for the nine months ended April 30, 2008 was $198,460 compared to $392,982 for the nine months ended April 30, 2007. The changes are the result of the previous discussions mentioned above.

Total Assets: Our total assets as of April 30, 2008 were $51,534, a decrease of $11,044, as compared to the fiscal year ended July 31, 2007 which were $62,578. The decrease is a result of depreciation for the nine month period. Our Total Liabilities as of April 30, 2008 were $2,087,301, an increase of $288,907, as compared to the fiscal year ended July 31, 2007 which were $1,798,394. The increase in our total liabilities compared to the prior year ended July 31,2007 was primarily the result of additional interest accrued on our note payable to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.).

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2008, we did not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, we had total current assets of $12,317 and total current liabilities of $2,087,301 resulting in a working capital deficit of $2,074,984. As of that date, we had cash of $8,451. Our cash flow from operating activities for the nine months ended April 30, 2008 resulted in a surplus of $277. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended April 30, 2008 resulted in a surplus of $8,111 which was primarily the result of loans we received from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.). We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However we may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $2,087,301 to cover our current liabilities for the next 12 months.

As of April 30, 2008, we have a $1,692,618 of notes payable and $298,885 of advances due to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), payable on demand. We do not know when Metro One Development, Inc. will demand payment on this $298,885 advance; however, should Metro One Development, Inc. demand payment we would need additional capital to repay this obligation. As part of our acquisition of assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), we agreed to issue $250,000 worth our common stock and two Promissory Notes in the amount of $1,005,000. On February 23, 2006, we replaced the original Promissory Notes and issued Metro One Development, Inc. two Secured Promissory Notes with a face value of $1,206,000. The increase from $1,005,000 to $1,206,000 represents a full year of accrued interest. Although a full year of interest had not yet accrued, we agreed to include interest of $201,000 as opposed to $128,860 as consideration for replacing the original note. The face value of these Secured Promissory Notes increased by 20% on July 3, 2007, resulting in a principal balance of $1,447,200 for the year ended July 31, 2007. On July 3, 2008 the face value of the Secured Promissory Notes will increase by an additional 20%. We must repay the Secured Promissory Notes on March 11, 2009, one year after the Securities and Exchange Commission declared our registration statement effective. The Secured Promissory Notes pay 20% simple annual interest. We may prepay the Notes at any time with accrued interest and without penalty.

To secure both of the Notes described immediately above,we granted to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.) a security interest in our assets. If we do not repay the Notes according to their terms, Metro One Development, Inc. will have the right to seize substantially all of our assets. Additionally, Metro One Development, Inc. could liquidate our assets and retain any and all of the funds from the liquidation.

Until we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, if ever, we will remain reliant on borrowing funds or selling equity. We intend to raise funds through the issuance of debt or equity. Raising funds in this manner typically requires much time and effort to find accredited investors,and the terms of such an investment must be negotiated for each investment made. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, design or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to raise sufficient funds to meet our obligations. If we do not raise sufficient funds, our operations will be curtailed or will cease entirely and you may lose all of your investment.

An optional source of financing will be through sale of equity. However, this source of financing may not be available to us and demand for our equity/debt instruments may not be sufficient to meet our capital needs and financing may not be available on terms favorable to us.

To the extent that we raise capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be adequate to meet our operational needs, we may seek to compensate providers of services by issuance of our stock in lieu of cash, which may also result in dilution to existing stockholders.

ITEM 3A(T). CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting
- Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2008 based on these criteria.
This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended April 30, 2008, we did not sell any unregistered shares of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Distribution of Vital Products, Inc. Trust to Shareholders of Metro One Development, Inc. (formerly On The Go Healthcare, Inc.).

As part of an asset purchase agreement dated June 5, 2005, between us and Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), we agreed to issue 1,000,000 shares of our common stock to be held in a trust for the benefit of Metro One Development's shareholders. Pursuant to the trust agreement, the trustee is required to distribute the shares to the beneficiaries, on a pro rata basis, when two conditions are met: (1) the Securities and Exchange Commission declares the registration statement registering the trust shares effective and (2) our common stock is traded on the Over-the-Counter Bulletin Board. For every one share held in Metro One Development's common stock on the record date, June 13, 2008, its shareholders will receive 0.007751 share of our common stock currently held in the trust and registered in the Registration Statement on Form S-1/A filed February 27, 2008, and declared effective by the Securities and Exchange Commission on March 11, 2008. No fractional shares will be distributed. Fractional shares ending in x.5 or greater will be rounded to the nearest whole share and any fractional shares less than x.5 will be rounded down to the nearest whole share. Any fractional shares less than 0.5 will be rounded down to 0 and the Metro One Development shareholder will not receive any shares of our common stock.

ITEM 6. EXHIBITS.

Exhibit Number          Description of Exhibit

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

Dated: June 20, 2008                         Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: June 20, 2008                         By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director