Form 10KSB
period 2008-07-31
Vital Products, Inc.
filed 2008-11-13
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2008.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                        Commission file number 333-127915

                               VITAL PRODUCTS, INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


   245 DRUMLIN CIRCLE, CONCORD ONTARIO, CANADA                     L4K 3E4
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number: (905) 482-0200

      Securities registered under Section 12(b) of the Exchange Act:

                                       NONE.

      Securities registered under Section 12(g) of the Exchange Act:

                                       NONE.


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $ 15,208

As of November 7, 2008, the aggregate market value of the issuer's common stock held by non-affiliates was $4,377,447 (based on the closing price of $0.195 per share of common stock on November 7, 2008, as reported by the Over-the-Counter Bulletin Board).

The issuer had 36,450,000 shares of common stock outstanding as of November 7, 2008.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                   ---------------------------------------

                            VITAL PRODUCTS, INC.
                                 FORM 10-KSB

                             TABLE OF CONTENTS

                                                                    PAGE NO.
PART I

ITEM 1.  DESCRIPTION OF BUSINESS.........................................3

ITEM 2.  DESCRIPTION OF PROPERTY........................................ 9

ITEM 3.  LEGAL PROCEEDINGS.............................................. 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 9


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....... 9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......10

ITEM 7.  FINANCIAL STATEMENTS...........................................F1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.......................................17

ITEM 8A(T). CONTROLS AND PROCEDURES.....................................17

ITEM 8B. OTHER INFORMATION..............................................17


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT...............................................18

ITEM 10. EXECUTIVE COMPENSATION.........................................20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE..........................................22

ITEM 13. EXHIBITS.......................................................23

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................23

PART I

FORWARD LOOKING STATEMENTS DISCLAIMER

This report contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this annual report on Form 10-KSB and other filings we make from time to time filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on May 27, 2005. We commenced business, under the Vital Products name, in June 2005, having purchased assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.)

OUR BUSINESS

As of July 31, 2008, our sole business was to manufacture two products under the On The Go name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products have not produced enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable develop, price competitive for the consumer and that we can introduce into distribution channels without significant expense. As a result, we determined to not invest further funds developing our baby products line. However, we intend to continue to manufacture and sell the two products we currently have through the channels we have already developed.

In September 2008, we changed our business plan, we intend to pursue a new line of business as a developer and distributor of industrial packaging products. We are in the very early stage of this change in business model however and we may not be able to pursue our plans due to our lack of capital.

EMPLOYEES

As of October 31, 2008 we had two full-time employees and one part-time employee.

CUSTOMERS

Rather than depending on one or even a few major customers, we sell our products to small, independent businesses across Canada with further distribution into the United States and the United Kingdom. In general, the dealers and retailers to whom we market our products also sell other similar products, some of which compete with our products. During the year ended July 31, 2007, approximately $15,550 or 30% of our income was derived from one customer. No one customer accounted for more than 10% of our revenues in 2008.

DISTRIBUTION/DEALER NETWORK

We provide same-day and next-day services to all of our customers. Our products are delivered via couriers such as FedEx, UPS and Purolator to meet our delivery commitments. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

We distribute our products through one primary point of distribution located in Concord, Ontario, Canada. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

COMPETITION

In our child care line, we compete with other manufacturers and distributors who offer one or more products competitive with the products we sell. However, we believe that no single competitor serving our markets offers as competitive a price as we do. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives.

The childcare products industry is highly competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. Our competition includes:

        * Ginsey Inc.
        * Dorel Juvenile Group
        * RC2 Corporation
        * Mommy's Helper, Inc.

PRODUCT DEVELOPMENT

We are only developing products in our new packaging line We have approximately four products under development. All of the products are in the initial stages of development. We do not intend to further develop the products until we raise additional funding. We have been working with the University of Toronto, Kansas State University and the research and development arm of the U.S. Agricultural Department to develop new environmentally appropriate industrial packing products. Our products currently under development are as follows:

Biofill is a bio-based foam-in-place packaging material used as cushioning in electronic, giftware, automotive and machine parts.

E-coplank a bio-based packaging foam plank used in fabrication of cushion packaging for high-end products currently in development.

E-Foam is a flexible bio-based foam used in automotive components such as head rests.

Enviro-fill is a bio-based loosefill packaging foam used in void fill packaging in gift ware and electronics markets.



MANUFACTURING AND PRODUCT SOURCING

We manufacture our child care products. Our operations rely on a just-in-time manufacturing processes. With just-in-time, our production is triggered by immediate customer demand and our inventories of finished goods are either nonexistent or kept to a minimum. We only build products to meet a customer's shipment schedule. All other supplies used in the manufacturing process are readily available from any number of local suppliers, at competitive prices and delivered within 24 hours in most cases.

We rely on the performance and cooperation of independent suppliers and vendors of raw materials for our childcare line whose services are and will be a material part of our products. We rely on these subcontractors to manufacture the components of our products which are all based on purchase orders which the subcontractors can accept or reject. We purchase all of the parts from the subcontractors and perform the final assembly in our facility. Six Points Plastics, Inc. supplies us with molded plastic. Our foam supplier,

Valle Foam Industries, is one of the few companies in Canada that supplies the foam used in the padded toddler training seat. The key products purchased from these subcontractors are utilized in the final assembly of our products. The nature of the relationship with these subcontractors is that the subcontractor holds our proprietary tools so that the products are exclusively those of our Company and cannot be used for other companies.

GOVERNMENTAL REGULATION

Our childcare products are subject to various laws, rules and regulations in the United States, including the Federal Consumer Product Safety Act, the Federal Hazardous Substances Act, as amended, the Federal Flammable Fabrics Act, the Child Safety Protection Act, and the regulations promulgated under each of these Acts. These laws empower the Consumer Product Safety Commission to protect children from hazardous toys and other articles. The Consumer Product Safety Commission has the authority to exclude from the market products that are found to be hazardous and to require a manufacturer to repurchase these products under certain circumstances. In addition, the Federal Flammable Fabrics Act empowers the Consumer Product Safety
Commission to regulate and enforce flammability standards for fabrics used in consumer products. Similar laws and regulations exist in various international markets in which our products may be sold, including Canada. While we design our products to ensure that they comply with laws and regulations, it is possible that defects may be found in our products, resulting in product liability claims, recalls of a product, loss of revenue, diversion of resources, damage to our reputation or increased warranty costs, any of which could have a material adverse effect on our business, financial condition, and results of operation.


RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE ARE NOT CURRENTLY PROFITABLE AND WE MAY NEVER BECOME PROFITABLE.

Our future operations may not be profitable if we are unable to develop our business. Our ability to raise revenues and profits, if any, will depend upon various factors, including whether we will be able to raise funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO MARKET OUR CHILDCARE PRODUCTS OR SUCCESSFULLY CHANGE OUR BUSINESS MODEL.

We commenced operations in June 2005 and have engaged in limited business activities manufacturing and marketing childcare products. We will face demands typically faced by start-up companies. We may experience problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. We may not be able to develop, provide at reasonable cost, or market successfully, any of our products. Therefore, we could go out of business and you may lose your investment.

WE GRANTED METRO ONE DEVELOPMENT, INC. A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS AND, IF WE DEFAULT ON OUR FINANCING ARRANGEMENT WITH THEM, THEY HAVE THE RIGHT TO TAKE SUBSTANTIALLY ALL OF OUR ASSETS.

In order to satisfy our obligation on our Notes Payable as part of our acquisition of assets from Metro One Development, Inc., (formerly On The Go Healthcare Inc.), in July 2005 we issued two promissory notes totaling $1,005,000. In February 2006, we replaced the two promissory notes with two new Secured Promissory Notes totaling $1,206,000 which included $201,000, the amount which would be due in accrued interest for one full year. We must repay the Secured Promissory Notes one year from March 11, 2008 which was the date the Company's registration statement was declared effective by the Securities and Exchange Commission. Until that time, on July 3, 2006 and each anniversary thereafter, the face value of the Secured Promissory Notes will increase by 20% until the Secured Promissory Notes are paid in full. The Secured Promissory Notes pay 20% simple annual interest. We may prepay the Secured Promissory Notes at any time with accrued interest and without penalty. The Secured Promissory Notes had a principal balance of $1,447,200 and $ 1,740,640 for the years ended July 31, 2007 and
July 31, 2008 respectively.

To secure these Secured Promissory Notes, we granted to Metro One Development, Inc. a security interest in our assets. If we do not repay the Secured Promissory Notes according to their terms, Metro One Development, Inc. will have the right to seize substantially all of our assets. Additionally, Metro One Development, Inc. could liquidate our assets and retain any and all of the funds from the liquidation. If this happens, it is extremely likely our business will end and you will lose your whole investment.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS FOR OUR CHILDCARE LINE AT AN ACCEPTABLE COST TO MAKE OUR PRODUCTS, AND THEREFORE, WE MAY NOT BE ABLE TO GENERATE REVENUES.

We rely on the performance and cooperation of independent suppliers and vendors of raw materials for our childcare line whose services are and will be a material part of our products. We do not have, nor will we have, any direct control over these third parties. Furthermore, we do not have any formal agreements with our suppliers. Our President, Michael Levine, has established relationships with the suppliers of our foam, plastic, cardboard and flexible PVC raw materials. If these relationships end and we are unable to obtain raw materials at an acceptable cost, we will not be able to produce our products, and therefore, we may not be able to generate revenues. Six Points Plastics, Inc. supplies us with the plastic molded parts. We could find a replacement should we lose this supplier, however, it would be at some expense. Our foam supplier, Valle Foam Industries, is one of the few companies in Canada who supplies the foam used in the padded toddler training seat, therefore it would be difficult to find a cost-effective replacement. Any other suppliers, however, can be replaced at no cost and therefore do not pose any risk.

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CANNOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OUR OPERATIONS AND WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN WHICH WOULD REDUCE OUR REVENUES.

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months.

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

OUR ORIGINAL SHAREHOLDERS HAVE CONTROL OVER OUR POLICIES AND AFFAIRS AND THEY MAY TAKE CORPORATE ACTIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Our original shareholders own approximately 65% of our voting securities. The original shareholders will control our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. Additionally, these holdings may delay, deter or prevent transactions, such as mergers or tender offers, that would otherwise benefit investors.

WE DO NOT OWN PATENTS ON OUR CHILDCARE PRODUCTS AND, IF OTHER COMPANIES COPY OUR PRODUCTS, OUR REVENUES MAY DECLINE WHICH MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

We do not own patents on our childcare products and we do not intend to file for patent protection on those products. We do not currently have the capital required to register any patent and would not be able to expend the funds necessary to defend a patent if it was infringed. At this time, we believe that the benefit of obtaining patents would be outweighed by their expense. Therefore, another company could recreate our products and could compete against us, adversely affecting our revenues.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN INCREASING COSTS AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of October 31, 2008 we had two full-time employees and one part-time employee. We intend to develop new products.
To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

IF WE LOSE THE RESEARCH AND DEVELOPMENT SKILLS AND MANUFACTURING CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

Michael Levine founded our Company. He invested the necessary start-up costs from his personal finances and he is our chief product engineer. In addition, Mr. Levine has relationships with our key raw material suppliers. These relationships with our raw material suppliers afford us access to valuable resources that help ensure raw product availability on time that is competitively priced. Our success depends in large part upon Mr. Levine's contacts in this industry. If we were to lose the benefit of his services, our ability to obtain raw materials at an affordable price would be adversely effected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Levine.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated October 27, 2008, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended July 31, 2008. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

RISKS RELATED TO THIS OFFERING AND OUR STOCK

A TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK AND YOU MAY FIND IT DIFFICULT OR IMPOSSIBLE TO SELL YOUR SHARES FOR THE FORESEEABLE FUTURE.

Our common stock currently trades on the Over-the-Counter Bulletin Board. If a trading market does not develop for our common stock, you may find it difficult or impossible to sell your shares.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT WHICH MAY MAKE OUR STOCK LESS LIQUID AND MAKE IT HARDER FOR INVESTORS TO BUY AND SELL OUR SHARES.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

Significantly all of our operations are located in Canada and most of our transactions are in the local currency. In the future, we intend to expand our operations, possibly into the U.S. and therefore we may be exposed to interest rate fluctuations. We do not trade in hedging instruments and a significant change in the foreign exchange rate between the Canadian Dollar and U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in Concord, Ontario, Canada where we have a 4,000 square foot facility. We have a month-to-month arrangement and pay $3,000 CDN per month in rent. We do not have a written lease. We believe this facility is adequate for our needs for at least the next year and we believe this facility will be available for our use as long as we need it. We manufacture and ship our products directly from our head office.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended July 31, 2008 we did not submit any matters to a vote of security holders.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since June 16, 2008. The stock currently trades under the symbol "VTLP.OB." Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended July 31, 2008, as reported by the Bloomberg Financial Network, are as follows:

QUARTER ENDED                 HIGH               LOW

July 31, 2008              $  0.50            $ 0.015


Holders

The number of record holders of our common stock as of October 31, 2008 was approximately 350, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2008, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2008, we did not issue securities under any Stock Option Plans.


RECENT SALES OF UNREGISTERED SECURITIES

On October 2, 2008, we issued 10,000,000 restricted shares of common stock to Michael Levine as a deposit on the acquisition of Den Packaging Inc., valued at $900,000.

On October 2, 2008, we issued 500,000 restricted shares of common stock to Downshire Capital as compensation for investor relation services valued at $100,000.

Between October 14, 2008 and October 24, 2008, an existing investor converted $1,710,000 principal and interest amount of a promissory note into an aggregate of 15,200,000 shares of our common stock, at a conversion rate of $0.1125 per share. Payments under the note are convertible into shares of our common stock at seventy five percent of the lowest closing best bid prices of our common stock for the fifteen trading days prior to the conversion date.

With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the accompanying notes.

OVERVIEW

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in July 2005. We manufacture products under the "Vital Products" name and we also manufacture and market products under
the "On The Go" name.   Our fiscal year end is July 31.

MANAGEMENT'S STRATEGIC VISION

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In September 2008, we changed our business plan to pursue a new line of business as a developer and distributor of industrial packaging products. We are in the very early stage of this change in business model. We will not be able to predict when we will move forward with our business plan until we can raise additional capital.

Challenges and Uncertainties

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

Foreign Currency Translation

We consider the functional currency to be the local currency and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within stockholders' deficit. Significantly all of our operations are located in Canada.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS)
No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 27, 2005, we evaluate the carrying value of intangible assets annually as of July 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of our intangible assets, completed as of July 31, 2005 in accordance with (SFAS) No. 142 resulted in an impairment loss of $150,000. Our management performed an evaluation of our intangible assets as at July 31, 2006 which revealed an impairment of $250,000 which is reflected in our financial statements.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements" as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, or SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders' deficit and in the balance sheet as a component of shareholders' deficit.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- - - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." We do not expect the adoption of this statement to have a material effect on our future reported financial position or results of operations.

In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 141R will have on our financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have any impact on our financial position, results of operation or cash flows.

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We are currently evaluating the impact of SFAS No. 162 on our financial statements, and the adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163,"Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.
It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15,2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. We are currently evaluating the impact of SFAS No. 163 on our financial statements, and the adoption of this statement is not expected to have a material effect on our financial statements.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 2008 COMPARED TO 2007

Revenues:

For the year ended July 31, 2008, our revenues decreased by 70.4%, or $36,182, to $15,208 as compared to $51,390 for the fiscal year ended July 31, 2007. The decrease in revenues was primarily the result of our not having enough sales people selling our child care products, which resulted in fewer sales to existing customers. In addition, as a result of the foreign currency exchange, we were less competitive to customers located in the United States.

Cost of Sales:

Our cost of sales for the year ended July 31, 2008 decreased by 76.1%, or $26,379, to $8,300 as compared to $34,679 for the fiscal year ended
July 31, 2007. This decrease in cost of sales was directly related to the decrease in sales.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses were $70,366 for the year ended July 31, 2008, a decrease of 44.8%, or $57,215, compared to $127,581 for the year ended July 31, 2007 . The decrease in selling, general and administrative expenses was primarily the result of a reduction of staff.

Impairment on Intangible and Fixed Assets:

Our net impairment expenses on intangible and fixed assets for the year ended July 31, 2008 totaled $ 0, as compared to an impairment of $438,007 for the year ended July 31, 2007. This $438,007 decrease in net impairment expenses was primarily attributable to the fact that during the year ended
July 31, 2007, we had written off certain equipment and molds acquired from the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.), which we believe had no future economic benefit.

Net income (loss):

Our net loss for the year ended July 31, 2008 was $318,399, as compared to a loss of $924,793 for the year ended July 31, 2007. The $606,394 decrease in net loss compared to the prior year was primarily attributable to less depreciation and impairment on fixed assets.

Our total assets for the year ended July 31, 2008 were $37,958, a decrease of 39%, or $24,620, as compared to $62,578 for the fiscal year ended
July 31, 2007. The decrease in total assets compared to the prior year was primarily the result of a decrease in inventory and accounts receivable.

Our total liabilities for the year ended July 31, 2008 were $2,155,893, an increase of $357,499 as compared to $1,798,394 for the year ended
July 31, 2007. The increase in our total liabilities compared to the prior year was primarily the result of $294,368 in additional interest accrued on our note payable to Metro One Development, Inc.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had total current assets of $2,802 and total current liabilities of $2,155,893, resulting in a working capital deficit of $2,153,091. As of that date, we had cash of $2,802. Our cash flow from operating activities for the year ended July 31, 2008 resulted in a deficit of $4,772 which was primarily the result of a reduction in overall sales, which thereby decreased our ability to generate cash flow from our operations. As of July 31, 2007, we had total current assets of $15,709 and total current liabilities of $1,798,394, resulting in a working capital deficit of $1,782,685. As of that date, we had cash of $2,599. Our cash flow from operating activities for the fiscal year ended July 31, 2007 resulted in a deficit of $49,391 which was primarily the result of a reduction in overall sales, which thereby decreased our ability to generate cash flow from our operations.

Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the year ended July 31, 2008 resulted in a surplus of $6,202 which was primarily the result of loans we received from Metro One Development, Inc. Our cash flow from financing activities for the fiscal year ended
July 31, 2007 resulted in a surplus of $46,473 which was also primarily the result of loans we received from Metro One Development, Inc. We will need to raise capital of approximately $300,000 to $350,000, through either debt or equity instruments to fund our operations. However, we may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $2,155,893 to cover our current liabilities.

As of July 31, 2008, we had a $1,766,210 note payable and a $292,083 advance to Metro One Development, Inc., payable on demand. We do not know when Metro One Development, Inc. will demand payment on this advance. However, should Metro One Development, Inc. demand payment, we would need additional capital to repay this obligation.

As part of our acquisition of assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), we agreed to issue $250,000 worth of our common stock and two promissory notes in the aggregate amount of $1,005,000. On February 23, 2006, we replaced the original promissory notes and issued to Metro One Development, Inc. two Secured Promissory Notes with a face value of $1,206,000. The increase from $1,005,000 to $1,206,000 represents a full year of accrued interest. Although a full year of interest had not yet accrued, we agreed to include interest of $201,000 as opposed to $128,860 as consideration for replacing the original note. We must repay the Secured Promissory Notes one year from March 11, 2008, the date our registration statement was declared effective by the Securities and Exchange Commission. Until that time, on July 3, 2006 and each anniversary thereafter, the face value of the Secured Promissory Notes will increase by 20% until such time as the Secured Promissory Notes are paid in full.
The Secured Promissory Notes pay 20% simple annual interest. We may prepay the Secured Promissory Notes at any time, with accrued interest and without penalty. At the year ended July 31, 2007, the Secured
Promissory Notes had a principal balance of $1,447,200.

To secure both of the Secured Promissory Notes described immediately above, we granted to Metro One Development, Inc. a security interest in our assets. If we do not repay the Secured Promissory Notes according to their terms, Metro One Development, Inc. will have the right to seize substantially all of our assets. Additionally, Metro One Development, Inc. could liquidate our assets and retain any and all of the funds from the liquidation.

Until such a time when we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, we will remain reliant on borrowing funds or selling equity.

We intend to raise funds through the issuance of debt or equity. Raising funds in this manner typically requires significant time and effort to find accredited investors, and the terms of such an investment must be negotiated for each investment made. We cannot guarantee that we will be able to raise sufficient funds to meet our obligations. If we do not raise sufficient funds, our operations will be curtailed or will cease entirely and you may lose all of your investment.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report.



                              VITAL PRODUCTS, INC.

                                     INDEX

                            July 31, 2008 and 2007


                                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F2



FINANCIAL STATEMENTS

Balance Sheets....................................................... F3

Statements of Operations............................................. F4

Statement of Change in Shareholders' Deficit ........................ F5

Statements of Cash Flows............................................. F6

NOTES TO FINANCIAL STATEMENTS.................................. F7 - F15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vital Products, Inc.

We have audited the accompanying balance sheet of Vital Products, Inc. as of July 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 12 that were applied to restate the 2007 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2008 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Managements' plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/MSCM LLP
------------------------
MSCM LLP

Toronto, Canada
November 12, 2008
                                                                            F1

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vital Products, Inc.

We have audited, before the effects of the adjustments for the restatement described in Note 12, the balance sheet of Vital Products, Inc. as of July 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The 2007 financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the restatement described in Note 12, the 2007 financial statements present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the restatement described in Note 12 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments have been audited by MSCM LLP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2007 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Managements' plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Danziger Hochman Partners LLP
-----------------------------------
Danziger Hochman Partners LLP


Toronto, Canada
September 19, 2007

                                                                            F2

VITAL PRODUCTS, INC.
Balance Sheets
As at July 31, 2008 and 2007



                                                          July 31,    July 31,
                                                              2008        2007
                                                        ----------  ----------
ASSETS
  Current
    Cash                                                $    2,802  $    2,599
    Accounts receivable                                          -       8,885
    Inventory                                                    -       4,225
                                                        ----------  ----------
                                                             2,802      15,709
                                                        ----------  ----------
  Other
    Equipment, net of accumulated depreciation              35,156      46,869
                                                        ----------  ----------
                                                            35,156      46,869
                                                        ----------  ----------
                                                        $   37,958  $   62,578
                                                        ==========  ==========

LIABILITIES
  Current
    Accounts payable and accrued liabilities            $   97,600  $   52,024
    Advances from Metro One Development, Inc.              292,083     274,528
    Notes payable to Metro One Development, Inc.         1,766,210   1,471,842
                                                        ----------  ----------
                                                         2,155,893   1,798,394
                                                        ----------  ----------

SHAREHOLDERS' DEFICIT
  Capital stock                                              1,075       1,075
  Additional paid-in capital                               334,475     334,475
  Accumulated other comprehensive income (loss)           (176,598)   (112,878)
  Accumulated deficit                                   (2,276,887) (1,958,488)
                                                        ----------  ----------
                                                        (2,117,935) (1,735,816)
                                                        ----------  ----------
                                                        $   37,958  $   62,578
                                                        ==========  ==========

See Accompanying Notes to Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Statements of Operations
For the years ended July 31, 2008 and 2007


                                                        For The     For The
                                                        Year Ended  Year Ended
                                                        July 31,    July 31,
                                                              2008        2007
                                                        ----------  ----------

Sales                                                   $   15,208  $   51,390
Cost of sales                                                8,300      34,679
                                                        ----------  ----------
Gross profit                                                 6,908      16,711
                                                        ----------  ----------
Operating expenses
  Depreciation                                              13,947     192,121
  Selling, general and administrative expenses              70,366     127,581
                                                        ----------  ----------
    Total operating expenses                                84,313     319,702
                                                        ----------  ----------
Net operating loss                                       (  77,405)  ( 302,991)

Other revenues (expenses)
  Financing costs                                        ( 294,368)  ( 264,866)
  Gain (loss) on currency exchange                          53,374      81,071
  Impairment on fixed assets                                     -   ( 438,007)
                                                        ----------  ----------
Net loss for year                                        ( 318,399)  ( 924,793)
                                                        ==========  ==========
Net loss per common share                                  ($ 0.03)    ($ 0.09)
                                                        ==========  ==========
Weighted average number of common shares outstanding    10,750,000  10,750,000
                                                        ==========  ==========

See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Statement of Changes in Shareholders' Deficit
For the years ended July 31, 2008 and 2007

                                                         Accumulated
                                                             Other
                                    Additional             Compreh-
                    Common Stock     Paid-In                ensive
                   Number   Amount   Capital     Deficit    Income       Total
                                                            (Loss)
-------------------------------------------------------------------------------
Balance,
July 31, 2006  10,750,000   $1,075  $334,475 ($1,033,695)($105,249)  ($803,394)

Foreign
currency
translation             -        -         -           -    (7,629)     (7,629)

Net loss
  for the year          -        -         -  (  924,793)        -  (  924,793)
-------------------------------------------------------------------------------
Balance,
July 31, 2007  10,750,000  $ 1,075 $ 334,475 ($1,958,488)($112,878)($1,735,816)

Foreign
currency
translation             -        -         -           -   (63,720)    (63,720)

Net loss for
  the year              -        -         -    (318,399)        -    (318,399)
-------------------------------------------------------------------------------
Balance,
July 31, 2008  10,750,000  $ 1,075 $ 334,475 ($2,276,887)($176,598)($2,117,935)
===============================================================================

See Accompanying Notes to Financial Statements
                                                                            F5

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the years ended July 31, 2008 and 2007


                                                        For The     For The
                                                        Year Ended  Year Ended
                                                        July 31,    July 31,
                                                              2008        2007
                                                        ----------  ----------

Operating activities
    Net loss for the year                              ($  318,399)($  924,793)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
            Depreciation                                    13,947     192,121
            Interest on notes payables                     294,368     265,842
            Gain(loss)on currency exchange                 (53,374)    (81,071)
            Impairment of equipment                              -     438,007
            Change operating assets and liabilities:
                Accounts receivable                          8,885       1,394
                Inventory                                    4,225      39,471
                Accounts payable and accrued liabilities    45,576      19,638
                                                        ----------  ----------
Net cash used in operating activities                       (4,772)   ( 49,391)
                                                        ----------  ----------
Financing activities
   Payment on advances                                           -     (17,251)
   Proceeds from advances                                    6,202      63,724
                                                        ----------  ----------
Net cash provided by financing activities                    6,202      46,473
                                                        ----------  ----------
Foreign currency translation effect                         (1,227)       (724)
                                                        ----------  ----------
Net increase (decrease) in cash                                203      (3,642)
Cash, beginning of period                                    2,599       6,241
                                                        ----------  ----------

Cash, end of period                                     $    2,802    $  2,599
                                                        ==========  ==========


See Accompanying Notes to Financial Statements
                                                                            F6

VITAL PRODUCTS, INC.
Notes to Financial Statements
July 31, 2008 and 2007


1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the years ended July 31, 2008 and 2007, the Company incurred losses of $318,399 and $924,793, respectively and cash provided by (used in) operations was $(4,772) and $(49,391), respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at July 31, 2008 and net cash proceeds from operations will not be sufficient to meet their cash requirements for the next twelve months.

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

                                                                             F7

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2008 and 2007, cash equivalents amounted to $-0-.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered.

Fair Value of Financial Instruments

The Company's financial instruments comprise cash, accounts receivable, accounts payable and accrued liabilities and advances from and notes payable to Metro One Development, Inc. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.

Inventory

Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded.

                                                                             F8

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is provided annually on a declining basis and straight line basis over the estimated useful life of the asset, except for current year additions on which 1/2 of the rates are applicable:

        Manufacturing equipment         20% declining balance
        Molds                            3 years straight line

The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other revenues (expenses). The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

For the year ended July 31, 2007, the Company wrote off certain equipment and molds that provided no future economic benefit. The value of the writedowns approximated $438,000.

Foreign Currency Translation

The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income
(loss) within stockholders' deficit.

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

                                                                             F9

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2008, the Company has available for income tax purposes a net operating loss carry forward of approximately $2,718,000, expiring in the years from 2015 to 2028, that may be used to offset taxes on future taxable income. As of July 31, 2008, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- - - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

                                                                            F10

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

                                                                            F11

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



3.  INVENTORY

As of July 31, 2008 and 2007, inventory comprised the following:

                                                      2008           2007
                                               ------------    -----------
        Finished goods                         $         -     $     4,225
        Raw materials                                    -               -
                                               ------------    -----------
                                               $         -     $     4,225
                                               ============    ===========
4.  EQUIPMENT

As of July 31, 2008 and 2007, equipment consists of the following:

                                                      2008           2007
                                               ------------    -----------
        Machinery and equipment                $   319,265     $   306,456
        Molds                                      219,355         210,555
                                               ------------    -----------
                                                   538,620         517,011
        Less:  Accumulated depreciation           (503,464)       (470,142)
                                               ------------    -----------
        Equipment, net                         $    35,156     $    46,869
                                               ============    ===========

                                                                            F12

5.  ADVANCES FROM METRO ONE DEVELOPMENT, INC.

Advances from Metro One Development, Inc. as of July 31, 2008 and 2007 are unsecured, non-interest bearing and have no fixed repayment terms. Accordingly, these advances are presented as current on the accompanying balance sheets as current liabilities.


6.  NOTES PAYABLE TO METRO ONE DEVELOPMENT, INC.

The notes payable were part of the consideration for the purchase of the assets of the Childcare Division of Metro One Development, Inc. (formerly
On The Go Healthcare, Inc.) The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of the face value of the loan and mature one year from March 11, 2008, the date the Company's registration statement was declared effective by the Securities and Exchange Commission. As of July 31, 2008, the lender had not secured any of the Company's assets. As of July 31, 2008 and 2007, notes payable to Metro One Development, Inc. comprise the following: See note 11.


                                                      2008           2007
                                               ------------    -----------
        Principal                              $  1,740,640    $ 1,447,200
        Interest                                     25,570         24,642
                                               ------------    -----------
                                               $  1,766,210    $ 1,471,842
                                               ============    ===========

7.  CAPITAL STOCK

Capital stock consists of 1,000,000 authorized preferred shares with a $0.01 par value and 100,000,000 common shares with a $0.0001 par value. As of July 31, 2008 and 2007, there were no issued and outstanding preferred shares. 10,750,000 shares of common stock had been issued and outstanding for both years.

                                                                            F13

8.  INCOME TAXES

The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying financial statements as of July 31, 2008 and 2007:

        The Company's computation of income tax recovery is as follows:

                                                      2008           2007
                                               ------------    -----------
        Net loss for the period                $(  318,399)   $(  924,793)
        Enacted income tax rate                       34.6%            36%
                                               ------------    -----------
        Income tax recovery at enacted rate       (110,140)      (332,925)
        Non-deductible expenses                          -              -
        Change in valuation allowance              110,140        332,925
                                               ------------    -----------
        Income tax expense / recovery          $         -     $        -
                                               ============    ===========

        Components of the Company's net
        future income tax assets are:

                                                      2008           2007
                                               ------------    -----------
        Non-capital loss carry forward         $   788,348     $  677,636
        Valuation allowance                       (788,348)      (677,636)
                                               ------------    -----------
        Net future income tax assets           $         -     $        -
                                               ============    ===========

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized. See note 2.

The non-capital losses expire in 2015 through 2028.


9. RELATED PARTY TRANSACTIONS

As of and for the fiscal years ended July 31, 2008 and 2007, the Company had purchases totaling $3,473 and $9,789, respectively, rent expense totaling $35,864 and $32,143, respectively, and outstanding payables totaling $70,508 and $33,746, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest.

During the year ended July 31, 2008 and year ended July 31, 2007, Metro One Development, Inc.'s internal accountants provided bookkeeping services to the Company at no cost. The value of such bookkeeping is considered immaterial and therefore no amounts have been recorded.

                                                                            F14

10. CUSTOMER CONCENTRATION

During the year ended July 31, 2007, approximately $15,550, or 30% of the Company's gross revenue, was derived from one customer. The Company did not have a similar concentration during the 2008 fiscal year.


11. SUBSEQUENT EVENTS

On October 2, 2008, the Company issued 10,000,000 restricted shares of common stock to Michael Levine, CEO, President and Chairman of the Board as a deposit on the acquisition of Den Packaging Inc. valued at $900,000.

On October 2, 2008, the Company issued 500,000 restricted shares of common stock to Downshire Capital for investor relation services valued at $100,000.

Between October 14, 2008 and October 24, 2008, an existing investor converted $1,710,000 principal and interest amount of a promissory note into an aggregate of 15,200,000 shares of our common stock, at a conversion rate of $0.1125 per share. Payments under the note are convertible into shares of our common stock at seventy five percent of the lowest closing best bid prices of our common stock for the fifteen trading days prior to the conversion date.


12. RESTATEMENT

Subsequent to the issuance of the financial statements for the year ended
July 31, 2007 that were filed with the U.S. Securities and Exchange Commission, the Company made the following adjustments relating to foreign exchange translation gain (loss) as a result of the effect of exchange rate changes on the Note Payable to Metro One Development, Inc.:

A summary of the effect of the restatement is as follows:

                                              Year Ended July 31, 2007
                                    As Reported     Restatement     As Restated
                                  -------------     -----------    ------------

Statement of Operations

Gain (loss) on currency exchange          ($724)        $81,795        $81,071

Net loss for year                   ($1,006,588)        $81,795      ($924,793)


Statement of Shareholders' Deficit

Deficit, Opening Balance            ($1,132,493)        $98,798    ($1,033,695)

Accumulated Other Comprehensive
  Income (Loss), Opening, Balance       ($6,451)       ($98,798)     ($105,249)

Accumulated Other Comprehensive
  Income (Loss), Foreign currency
    translation for year                $74,166        ($81,795)       ($7,629)


                                                                            F15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 25, 2008, we received notice that Danziger Hochman Partners LLP, our independent registered public accountants, would be merging with MSCM LLP, with MSCM LLP as the surviving entity. The merger was effective August 1, 2008.

Effective September 29, 2008, our board of directors approved the engagement of MSCM LLP as our new independent accountant concurrent with their merger of Danziger Hochman Partners LLP for the fiscal year ended July 31, 2008.

In connection with the audit for the past two fiscal years and through September 29, 2008, there were no disagreements with Danziger Hochman Partners LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Danziger Hochman Partners LLP, would have caused Danziger Hochman Partners LLP to make reference to the subject matter of the disagreements in connection with its audit reports on our financial statements.

ITEM 8A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange
Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2008 . Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected annually by our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine (1)              48        President, Chairman, Chief
                                          Executive Officer and Director

Henry Goldberg, C.A. CFE        55        Chief Financial Officer and
                                          Director

Bram Lecker B.A.  L.L.B         50        Director

-----------------------------------------------------------------------------

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Michael Levine has served as our Chief Executive Officer and Chairman of the Board since June 2005. Mr. Levine devotes a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Levine founded and was the President of Zynpak Packaged Products, Inc. for the past 20 years. Mr. Levine attended McGill University.

Mr. Henry Goldberg has served as our Chief Financial Officer and a Director since June 2005. Mr. Goldberg devotes a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Goldberg has been a Partner of the Charter Accounting firm of Norman, Goldberg & Co. since 1979. Mr. Goldberg is also a Director of Noblehouse Communications Limited, a public corporation. Mr. Goldberg has earned the designations of Certified Financial Planner and Fraud Examiner, and Chartered Accountant.

Mr. Bram Lecker has served as a Director since June 2005. Mr. Lecker has been in private practice since 1984 specializing in employment and commercial law. Mr. Lecker is also the co-founder of Yog'n'berries, a frozen yogurt and related products wholesale and retail business and is involved in the introduction of the "Mackenzie Method" spinal therapy pain relief and
rehabilitation protocols to Ontario, Canada therapy centers.   Mr. Lecker
graduated from both York University in Toronto, Canada and University of Ottawa Law School.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any securities registered under Section 12 of the Exchange Act, as amended. Accordingly, our directors, executive officers, and stockholders beneficially owning more than 10% of our common stock are not required to comply with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics has been filed with this report as exhibit 14.1.In addition, we will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Bram Lecker at Vital Products, Inc., 245 Drumlin
Circle, Concord, Ontario, L4K 3E4.


PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2009 Annual Meeting of Stockholders should be provided to our corporate secretary by December 31, 2008. The recommended candidate should be submitted to us in writing addressed to 245 Drumlin Circle, Concord, Ontario, Canada L4K 3E4. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board shall evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our stockholders. Our full Board of Directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2008, Mr. Goldberg has been designated as the Board's "audit committee financial expert" as defined in
Item 407(d)(5) of Regulation S-B. Mr. Goldberg's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon.
Mr. Goldberg has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Goldberg has an understanding of audit committee functions.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2008 and 2007 to Michael Levine, our principal executive officer, also referred to as our "named executive officer."
No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table

-------------------------------------------------------------------------------
Name and  Year   Base   Bonus Stock  Option Non-        All        Dollar Value
Principal Ended  Salary       Awards Awards qualified   Other        of Total
Position  July                              Deferred    Compensa-  Compensation
          31,                               compensa-   tion         for the
                                            tion                     Covered
                                            Earnings                 Fiscal
                                                                      Year
                   $      $     $      $       $          $            $

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Chief
Executive
Officer    2008 $  0                                                 $ 0
           2007 $  0                                                 $ 0


-------------------------------------------------------------------------------


NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements with our executive officers, including our named executive officer. On January 18, 2008, our executive officers agreed to work without compensation until our cash position improves.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


As of July 31, 2008, our named executive officer did not have any options outstanding.

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services for the fiscal years ended July 31, 2007 and July 31, 2008.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 13, 2008, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2008 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 13, 2008, plus shares of common stock subject to options, warrants and conversion rights held by such person on October 13, 2008, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner
Common Stock      Michael Levine (3)          14,001,550           65.89 %

                  Henry Goldberg, C.A. CFE             0            -0-

                  Bram Lecker B.A.  L.L.B              0            -0-


                  Directors and executive
                  officers as a group
                  (3 persons)                 14,001,550           65.89 %

(1) The address of all individual directors and executive officers is c/o Vital Products, Inc., 245 Drumlin Circle, Concord, Ontario, L4K 3E4.

(2) The number of shares of common stock issued and outstanding on October 13, 2008 was 21,250,000 shares.

(3) Michael Levine's beneficial ownership is comprised of 14,001,550 shares of common stock


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2008, we have accrued a total of $70,508 in rent to Michael Levine, our Chief Executive Officer, President and Chairman of the Board for use of a 4,000 square foot facility within a building he owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month.

As of and for the fiscal year ended July 31, 2008 and 2007, we had purchases totaling $3,473 and $9,789, respectively, rent expense totaling $35,864 and $32,143, respectively, and outstanding payables totaling $70,508 and $33,746 with a vendor to which our Chief Executive Officer has a majority ownership interest.

During the fiscal years ended July 31, 2008 and July 31, 2007, Metro One Development, Inc.'s internal accountants provided bookkeeping services to us at no cost.

On October 2, 2008, we issued 10,000,000 restricted shares of common stock to Michael Levine as a deposit on the acquisition of Den Packaging Inc. valued at $900,000.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.


DIRECTOR INDEPENDENCE

As of July 31, 2008, Michael Levine, Henry Goldberg and Bram Lecker served as our directors. Only Mr. Bram Lecker has been deemed by our board of directors to be an "independent" director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, Rule 4200(a)(15). We are currently traded on the Over-the-Counter Bulletin Board or OTCBB, which does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

3.1 Certificate of Incorporation (included as Exhibit 3.1 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.2 By-laws (included as Exhibit 3.2 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

4.1 Form of Stock Certificate (included as Exhibit 4.1 to the Form SB-2 filed October 26, 2006 and incorporated herein by reference).

10.1 Asset Sale Agreement between the Company and On The Go Healthcare, Inc., dated July 5, 2005 (included as Exhibit 10.3 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

10.2 Secured Promissory Note between the Company and On The Go Healthcare, Inc., dated February 23, 2006 (included as exhibit 10.2 to the Form SB-2 filed February 24, 2006 and incorporated herein by reference).

10.3 Secured Promissory Note between the Company and On The Go Healthcare, Inc., dated February 23, 2006 (included as exhibit 10.3 to the Form SB-2 filed February 24, 2006 and incorporated herein by reference).

14.1 Code of Ethics (filed herewith).

23.1 Consent of Independent Auditors, MSCM LLP (filed herewith).

23.2 Consent of Independent Auditors, Danziger Hochman Partners LLP (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We engaged MSCM LLP as our independent auditors to report on our balance sheet as of July 31, 2008, and the related statements of income, stockholders' deficit and cash flows for the year then ended.

We engaged Danziger Hochman Partners LLP as our independent auditors to report on our balance sheet as of July 31, 2007 and subsequent periods, and the related statements of income, stockholders' deficit and cash flows for the year then ended.

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended
July 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly reports for those years:

2008: $10,000
2007: $26,250

Audit-Related Fees

There were no fees billed in the last two fiscal years ended July 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements which were not included in Audit Fees.

Tax Fees

There were no fees billed for each of the last two fiscal years ended
July 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.


All Other Fees

There were no fees billed in each of the last two fiscal years ended July 31 for products and services provided by the principal accountant, other than the services reported above.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors shall pre-approve the engagement. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by our Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Vital Products, Inc.


                                              By:/s/ Michael Levine
                                              --------------------------
                                              Michael Levine
                                              Principal Executive Officer


                                        Date:   November 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Michael Levine                                         November 13, 2008
-------------------------  President, Chief Executive Officer,----------------
  Michael Levine           Chairman and Director

By:/s/ Henry Goldberg      Chief Financial Officer, Principal November 13, 2008
-------------------------  Accounting Officer and Director    ----------------
  Henry Goldberg

By:/s/ Bram Lecker         Director                           November 13, 2008
-------------------------                                     ----------------
  Bram Lecker