Form 10-Q
period 2008-10-31
Vital Products, Inc.
filed 2008-12-24
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2008

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

                                (905) 482-0200
                           (Issuer's telephone number)

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

As of December 5, 2008 the Issuer had 36,450,000 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          VITAL PRODUCTS, INC
                    QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED OCTOBER 31, 2008



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements: Index..........................................3

Balance Sheets as at October 31, 2008 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three months ended
   October 31, 2008 and 2007 (unaudited).................................... F2

Statement of Shareholders' Deficit for the three months
   ended October 31, 2008 (unaudited)....................................... F3

Statements of Cash Flows for the three months ended
   October 31, 2008 and 2007 (unaudited).................................... F4

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

Item 3 - Defaults Upon Senior Securities......................................8

Item 4 - Submission of Matters to a Vote of Security Holders..................8

Item 5 - Other Information ...................................................8

Item 6 - Exhibits ............................................................8

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



VITAL PRODUCTS, INC.

Financial Statements

Three Months Ended October 31, 2008 and 2007  (Unaudited)


                                                                           Page


Index of Financial Statements:

Balance Sheets as at October 31, 2008 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three months ended
   October 31, 2008 and 2007 (unaudited).................................... F2

Statement of Shareholders' Deficit for the three months
   ended October 31, 2008 (unaudited)....................................... F3

Statements of Cash Flows for the three months ended
   October 31, 2008 and 2007 (unaudited).................................... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F9

VITAL PRODUCTS, INC.
Balance Sheets
October 31, 2008 (Unaudited) and July 31, 2008

                                                   October 31,        July 31,
                                                          2008            2008
                                                   (Unaudited)
                                                    ----------      ----------

ASSETS
    Current assets
        Cash                                     $           -   $       2,802
                                                    ----------      ----------
               Total current assets                                      2,802
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation      28,020          35,156
                                                    ----------      ----------
                                                        28,020          35,156
                                                    ----------      ----------
Total assets                                      $     28,020    $     37,958
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Bank overdraft                            $      4,385    $          -
        Accounts payable and accrued liabilities        90,446          97,600
        Advances from Metro One Development, Inc.      248,313         292,083
        Notes payable to Metro One Development, Inc.   144,520       1,766,210
                                                    ----------      ----------
Total current liabilities                              487,664       2,155,893
                                                    ----------      ----------

STOCKHOLDERS' DEFICIT
    Capital stock                                        3,645           1,075
    Additional paid-in capital                       4,141,905         334,475
    Accumulated other comprehensive income (loss)      184,234        (176,598)
    Stock paid on related acquisition               (2,000,000)              -
    Accumulated deficit                             (2,789,428)     (2,276,887)
                                                     ---------       ---------
    Total stockholders' deficit                       (459,644)     (2,117,935)
                                                     ---------       ---------
Total liabilities and stockholders' deficit        $    28,020     $    37,958
                                                     ---------       ---------

See Accompanying Notes to Financial Statements
                                                                             F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three months ended October 31, 2008 and 2007
(Unaudited)

                                                         For The      For The
                                                          Three        Three
                                                          Months       Months
                                                          Ended        Ended
                                                         October      October
                                                         31, 2008     31, 2007
                                                       -----------  ----------
                                                       (Unaudited)  (Unaudited)


Sales                                                    $       -   $   6,875
Cost of sales                                                    -       4,665
                                                       -----------  ----------
Gross profit                                                     -       2,210
                                                       -----------  ----------
Operating expenses
  Depreciation                                               2,041       3,505
  Selling, general and administrative expenses             111,767      18,037
                                                       -----------  ----------
    Total operating expenses                               113,808      21,542
                                                       -----------  ----------
Net operating loss                                        (113,808)   ( 19,332)

Other income (expense)
  Financing costs                                          (96,516)   ( 73,592)
  Gain (loss) on currency exchange rate                   (302,217)    182,518
                                                       -----------  ----------
Net income (loss) for the period                      $   (512,541)  $  89,594
                                                       ===========  ==========
Net income (loss) per common share, basic
  and fully diluted                                      $   (0.03)     $ 0.01
                                                       ===========  ==========
Weighted average number of common shares outstanding    16,232,609  10,750,000
                                                       ===========  ==========




See Accompanying Notes to Financial Statements

                                                                             F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the three months ended October 31, 2008
(Unaudited)


                                                           Stock      Accumulated
                                                           Paid On       Other
                                    Additional             Related     Compreh-
                    Common Stock     Paid-In               Acquisi-     ensive
                   Number   Amount   Capital     Deficit    tion        Income       Total
                                                                        (Loss)
-------------------------------------------------------------------------------------------

Balance,
July 31, 2008  10,750,000  $ 1,075 $  334,475 ($2,276,887)          - ($176,598)($2,117,935)

Issuance of
stock for
consulting
services          500,000       50     99,950           -           -         -     100,000

Issuance of
stock for
conversion of
promissory
note           15,200,000    1,520  1,708,480           -           -         -   1,710,000

Issuance of
stock for
related
acquisition    10,000,000    1,000  1,999,000           -  (2,000,000)

Foreign
currency
translation             -        -          -           -           -   360,832     360,832

Net loss for
  the period            -        -          -    (512,541)                    -    (512,541)
-------------------------------------------------------------------------------------------
Balance,
Oct. 31, 2008  36,450,000  $ 3,645 $4,141,905 ($2,789,428) (2,000,000) $184,234 ($  459,644)
===========================================================================================


See Accompanying Notes to Financial Statements
                                                                             F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the three months ended October 31, 2008 and 2007
(Unaudited)



                                                         For The      For The
                                                          Three        Three
                                                          Months       Months
                                                          Ended        Ended
                                                         October      October
                                                         31, 2008     31, 2007
                                                       -----------  ----------
                                                       (Unaudited)  (Unaudited)


Operating activities
    Net(loss) income                                   $  (512,541)   $ 89,594
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain (loss) on currency exchange rate            302,217    (182,518)
          Depreciation                                       2,041       3,505
          Interest on notes payables                        88,310      73,592
            Stock based expenses                           100,000           -
          Change operating assets and liabilities:
             Accounts receivable                                 -       3,190
             Inventory                                           -       4,225
             Accounts payable and accrued liabilities       (7,154)     16,201
                                                       -----------  ----------
Net cash (used) provided by operating activities           (27,127)      7,789
                                                       -----------  ----------
Financing activities
   Advance from bank overdraft                               4,385           -
   Proceeds from advances                                        -       3,004
                                                       -----------  ----------
Net cash provided by financing activities                    4,385       3,004
                                                       -----------  ----------
Foreign currency translation effect                         19,940      (6,801)
                                                       -----------  ----------
Net (decrease) increase in cash                             (2,802)      3,992
Cash at beginning of period                                  2,802       2,599
                                                       -----------  ----------
Cash at end of period                                    $       -    $  6,591
                                                       ===========  ==========




See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
October 31, 2008 and 2007
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended July 31, 2008 of Vital Products, Inc.

The interim financial statements present the balance sheet, statements of operations, shareholders' equity and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2008 and the results of operations, shareholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the three months ended October 31, 2008 and 2007, the Company incurred income (losses) of ($512,541) and $89,594, respectively and cash provided by (used in) operations was ($27,127) and $7,789, respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at October 31, 2008 and net cash proceeds from operations will not be sufficient to meet their cash requirements for the next twelve months.

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


2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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


                                                                             F6

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered.


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

3. RELATED PARTY TRANSACTIONS

On October 2, 2008, the Company issued 10,000,000 restricted shares of common stock to Michael Levine, CEO, President and Chairman of the Board as a deposit on the acquisition of Den Packaging Inc. valued at $2,000,000.




                                                                             F9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB filed November 13, 2008, for the year ended July 31, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our annual report on Form 10-K and our other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

OVERVIEW

As of July 31, 2008, our sole business was to manufacture two products under the On The Go name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products did not produced enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable to develop, price competitive for the consumer and that we can introduce into distribution channels without significant expense. As a result, we determined to not invest further funds developing our baby products line.

In September 2008, we changed our business plan, we intend to pursue a new line of business as a developer and distributor of industrial packaging products. We are in the very early stage of this change in business model however and we may not be able to pursue our plans due to our lack of capital.



RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Revenues: We had no revenues for the three months ended October 31, 2008 compared to $6,875 for the three months ended October 31, 2007. The decrease in revenues was primarily the result of us determining not to pursue our current product lines
..

Cost of Sales: Our cost of sales for the three months ended October 31, 2008 was $0 compared to $4,665 for the three months ended October 31, 2007.
The decrease in cost of sales was directly related to a decrease in sales.

Selling, General and Administrative Expenses: Our selling, general and administrative costs were $111,767 for the three months ended October 31, 2008 compared to $18,037 for the three months ended October 31, 2007. The increase in selling, general and administrative expenses was primarily the result of stock based expenses totaling $100,000 related to consulting services.

Net loss: Our net loss for the three months ended October 31, 2008 was $512,541 compared to net income of $89,594 for the three months ended October 31, 2007. The changes are the result of the previous discussions mentioned above.

Total Assets: Our total assets as of October 31, 2008 were $28,020, a decrease of $9,938, as compared to $37,958 in the fiscal year ended
July 31, 2008. The decrease is a result of using our cash reserve and depreciation for the three month period. Our Total Liabilities as of October 31, 2008 were $487,664, a decrease of $1,668,229, as compared to the fiscal year ended July 31, 2008 which were $2,155,893. The decrease in our total liabilities compared to the prior year ended July 31, 2008 was primarily the result of payment on our note payable to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.) with common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2008, we did not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, we had total current assets of $0 and total current liabilities of $487,664 resulting in a working capital deficit of $487,664.
As of that date, we had $0 in cash. Our cash flow from operating activities for the three months ended October 31, 2008 resulted in a deficit of $27,127. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations or our overhead. Our cash flow from financing activities for the three months ended October 31, 2008 resulted in a surplus of $4,385. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of October 31, 2008, we have a $248,313 of notes payable and $144,520 of advances due to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), payable on demand. We do not know when Metro One Development, Inc. will demand payment on this $144,520 advance, however, should Metro One Development, Inc. demand payment we would need additional capital to repay this obligation. As part of our acquisition of assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), we agreed to issue $250,000 worth our common stock and two Promissory Notes in the amount of $1,005,000. On February 23, 2006, we replaced the original Promissory Notes and issued Metro One Development, Inc. two Secured Promissory Notes with a face value of $1,206,000. The increase from $1,005,000 to $1,206,000 represents a full year of accrued interest. Although a full year of interest had not yet accrued, we agreed to include interest of $201,000 as opposed to $128,860 as consideration for replacing the original note. The face value of these Secured Promissory Notes increased by 20% on July 3, 2007, resulting in a principal balance of $1,447,200 for the year ended July 31, 2007. On July 3, 2008 the face value of the Secured Promissory Notes will increase by an additional 20%. We must repay the Secured Promissory Notes on March 11, 2009, one year after the Securities and Exchange Commission declared our registration statement effective. The Secured Promissory Notes pay 20% simple annual interest. We may prepay the Notes at any time with accrued interest and without penalty.

To secure both of the Notes described immediately above, we granted to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.) a security interest in our assets. If we do not repay the Notes according to their terms, Metro One Development, Inc. will have the right to seize substantially all of our assets. Additionally, Metro One Development, Inc. could liquidate our assets and retain any and all of the funds from the liquidation.

Until we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, if ever, we will remain reliant on borrowing funds or selling equity. We intend to raise funds through the issuance of debt or equity. However, demand for our equity/debt instruments may not be sufficient to meet our capital needs and financing may not be available on terms favorable to us. Raising funds by selling debt or equity securities typically requires much time and effort to find accredited investors, and the terms of such an investment must be negotiated for each investment made. There is a risk that such additional financing may not be available, or may not be available on acceptable terms.
If we cannot raise additional capital, it is unlikely we will be able to pursue our new business plan. If we cannot pursue our business plan, our operations will be curtailed or will cease entirely and you may lose all of your investment.



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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting
- - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2008 based on these criteria.
This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended October 31, 2008, we did not sell any unregistered shares of equity securities.

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

Dated: December 24, 2008                     Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: December 24, 2008                     By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director