Form 10-Q
period 2009-01-31
Vital Products, Inc.
filed 2009-03-20
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2009

                                      OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE EXCHANGE ACT

           For the transition period from _________ to __________

                     Commission file number: 333-127915

                             VITAL PRODUCTS, INC.

   (Exact name of small business issuer as specified in its charter)


            Delaware                                   98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

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

As of March 18, 2009, the Issuer had 64,250,000 shares of common stock issued and outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          VITAL PRODUCTS, INC
                    QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTER ENDED JANUARY 31, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements: Index..........................................3

Balance Sheets as at January 31, 2009 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three and six months ended
   January 31, 2009 and 2008 (unaudited).................................... F2

Statement of Shareholders' Deficit for the six months
   ended January 31, 2009 (unaudited)....................................... F3

Statements of Cash Flows for the six months ended
   January 31, 2009 and 2008 (unaudited).................................... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F8


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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........8

Item 3 - Defaults Upon Senior Securities......................................9

Item 4 - Submission of Matters to a Vote of Security Holders..................9

Item 5 - Other Information ...................................................9

Item 6 - Exhibits ............................................................9

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



VITAL PRODUCTS, INC.

Financial Statements

January 31, 2009 and 2008  (Unaudited)


                                                                           Page


Index of Financial Statements:

Balance Sheets as at January 31, 2009 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three and six months ended
   January 31, 2009 and 2008 (unaudited).................................... F2

Statement of Shareholders' Deficit for the six months
   ended January 31, 2009 (unaudited)....................................... F3

Statements of Cash Flows for the six months ended
   January 31, 2009 and 2008 (unaudited).................................... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F8

VITAL PRODUCTS, INC.
Balance Sheets
January 31, 2009 (Unaudited) and July 31, 2008

                                                   January 31,        July 31,
                                                       2009            2008
                                                    ----------      ----------
                                                   (Unaudited)

ASSETS
    Current assets
        Cash                                     $       5,106    $      2,802
                                                    ----------      ----------
               Total current assets                      5,106           2,802
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation      25,593          35,156
                                                    ----------      ----------
                                                        25,593          35,156
                                                    ----------      ----------
Total assets                                      $     30,699    $     37,958
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities  $     89,866    $     97,600
        Advances from related parties                    7,312               -
        Note payable to Cellular Connection Ltd.        78,833               -
        Advances from Metro One Development, Inc.      231,429         292,083
        Notes payable to Metro One Development, Inc.         -       1,766,210
                                                    ----------      ----------
Total current liabilities                              407,440       2,155,893
                                                    ----------      ----------

STOCKHOLDERS' DEFICIT
    Capital stock                                        6,425           1,075
    Additional paid-in capital                       4,383,625         334,475
    Stock paid on pending acquisition               (2,000,000)              -
    Prepaid expenses paid with stock                    (8,890)              -
    Accumulated other comprehensive income (loss)      163,630        (176,598)
    Accumulated deficit                             (2,921,531)     (2,276,887)
                                                    ----------      ----------
    Total stockholders' deficit                       (376,741)     (2,117,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $    30,699     $    37,958
                                                    ==========      ==========

See Accompanying Notes to Financial Statements
                                                                             F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and six months ended January 31, 2009 and 2008
(Unaudited)

                                For The     For The         For The     For The
                                  Three       Three             Six         Six
                                 Months      Months          Months      Months
                                  Ended       Ended           Ended       Ended
                                January     January         January     January
                               31, 2009    31, 2008        31, 2009    31, 2008
                            -----------  ----------     -----------  ----------
                            (Unaudited) (Unaudited)     (Unaudited) (Unaudited)


Sales                      $         -  $    8,376     $         -  $   15,251
Cost of sales                        -       3,409               -       8,074
                           -----------  ----------     -----------  ----------
Gross profit                         -       4,967               -       7,177
                           -----------  ----------     -----------  ----------
Operating expenses
  Depreciation                   1,816       3,506           3,857       7,011
  Selling, general and
  administrative expenses       54,358      23,112         166,125      41,149
                           -----------  ----------     -----------  ----------
    Total operating expenses    56,174      26,618         169,982      48,160
                           -----------  ----------     -----------  ----------
Net operating loss             (56,174)    (21,651)       (169,982)    (40,983)

Other income (expense)
  Financing costs              (91,319)    (73,993)       (187,835)   (147,585)
  Gain (loss) on currency
  exchange rate                 15,390     (90,815)       (286,827)     91,703
                           -----------  ----------     -----------  ----------
Net income (loss) for the
  period                   $  (132,103) $ (186,459)    $  (644,644) $  (96,865)
                           ===========  ==========     ===========  ==========
Net income (loss) per
  common share, basic
    and fully diluted      $     (0.01) $    (0.02)    $     (0.02) $    (0.01)
                           ===========  ==========     ===========  ==========
Weighted average number
  of common shares
    outstanding             44,993,480  10,750,000      30,555,978  10,750,000
                           ===========  ==========     ===========  ==========




See Accompanying Notes to Financial Statements

                                                                             F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the six months ended January 31, 2009
(Unaudited)


                                                           Stock               Accumulated
                                                           Paid On    Prepaid     Other
                                    Additional             Related    Expense    Compreh-
                    Common Stock     Paid-In               Acquisi-    Paid       ensive
                   Number   Amount   Capital     Deficit    tion       With       Income       Total
                                                                       Stock      (Loss)
------------------------------------------------------------------------------------------------------

Balance,
July 31, 2008  10,750,000  $ 1,075 $  334,475 ($2,276,887)        -    $      -  ($176,598)($2,117,935)

Issuance of
stock for
consulting
services          500,000       50     99,950           -         -           -          -     100,000

Issuance of
stock for
conversion of
promissory
note           43,000,000    4,300  1,950,200           -         -      (8,890)         -   1,945,610

Issuance of
stock for
consulting
services       10,000,000    1,000  1,999,000           - (2,000,000)         -          -           -

Foreign
currency
translation             -        -          -           -          -          -    340,228     340,228
Net loss for
  the period            -        -          -    (644,644)         -          -          -    (644,644)
------------------------------------------------------------------------------------------------------
Balance,
Jan. 31, 2009  64,250,000  $ 6,425 $4,383,625 ($2,921,531)(2,000,000)    (8,890)  $163,630 ($  376,741)
======================================================================================================



See Accompanying Notes to Financial Statements
                                                                             F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the six months ended January 31, 2009 and 2008
(Unaudited)



                                                         For The      For The
                                                          Six          Six
                                                          Months       Months
                                                          Ended        Ended
                                                         January      January
                                                         31, 2009     31, 2008
                                                       -----------  ----------
                                                       (Unaudited)  (Unaudited)


Operating activities
    Net income (loss)                                  $  (644,644)   $(96,865)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain on currency exchange rate                   286,827     (91,703)
          Depreciation                                       3,857       7,011
          Interest on notes payables                       176,620     147,585
            Stock based expenses                           100,000           -
          Change operating assets and liabilities:
             Accounts receivable                                 -      (4,841)
             Inventory                                           -       4,225
             Accounts payable and accrued liabilities       (9,381)     34,941
                                                       -----------  ----------
Net cash provided by operating activities                  (86,721)        353
                                                       -----------  ----------
Financing activities
   Advance from bank overdraft                                   -           -
   Payment on advances                                     (11,574)          -
   Proceeds from advances                                    7,312       3,004
   Proceeds from Note from Cellular                         78,833           -
                                                       -----------  ----------
Net cash provided by financing activities                   74,571       3,004
                                                       -----------  ----------
Foreign currency translation effect                         14,454      (2,773)
                                                       -----------  ----------
Net increase in cash                                         2,304         584
Cash at beginning of period                                  2,802       2,599
                                                       -----------  ----------
Cash at end of period                                    $   5,106    $  3,183
                                                       ===========  ==========




See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
January 31, 2009 and 2008
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.), which manufactured and distributed infant care products. As of July 31, 2008, the Company's sole business was to manufacture two products under the On The Go name: a padded training seat and a baby bath. As of July 31, 2008, these two products did not produce enough revenue for the Company to cover its expenses. After evaluating the market for baby care products, the Company determined not to invest further funds developing its baby products line.

In September 2008, the Company changed its business plan to pursue a new line of business as a developer and distributor of industrial packaging products. The Company is in the very early stage of this change in business model and further growth will depend on the Company's ability to raise capital.

The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended July 31, 2008 of Vital Products, Inc.

The interim financial statements present the balance sheet, statements of operations, shareholders' equity and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2009 and the results of operations, shareholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2009 and 2008, the Company incurred income (losses) of ($644,644) and ($96,865), respectively, and cash provided by (used in) operations was ($86,721) and $353, respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at January 31, 2009 and net cash proceeds from operations will not be sufficient to meet their cash requirements for the next twelve months.

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

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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


Foreign Currency Translation

The Company considers the functional currency to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year-end. The Canadian dollar is the local currency. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within stockholders' deficit.


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


Allowance for doubtful accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered.
                                                                             F6

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


Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Basic Loss Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.


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


4. NOTE PAYABLE TO CELLULAR CONNECTIONS LTD.

The $76,333 advance from Cellular Connection, Ltd. was a result of a convertible secured promissory note with a face amount of $120,000 issued to Cellular Connection Ltd. on January 20, 2009 which include one year of interest totaling $20,000 and actual loan amount totaling $100,000. The convertible secured promissory note accrues interest at a rate of 20% per year and has a maturity date of January 19, 2010. The outstanding face amount of the convertible secured promissory note shall increase by 20% on January 19, 2011, by another 20% on January 19, 2012 and again on each one year anniversary of January 19, 2012 until it has been paid in full. The note entitles the note holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen (15) trading days immediately preceding the conversion date.
The note has been accounted for as an original issue discount note due to the conversion feature. The discount totaling $40,000 shall be accreted over the life of the note for a total accreted value of $160,000.
Furthermore, the $20,000 interest which has been included as part of the overall face amount of the note shall also be accreted over a one year period. As of January 31, 2009, the total accretion of both discount and interest totaled $2,500. The remaining portion of the note not advanced totaling $23,667 was received by the Company in February 2009.

Pursuant to the terms of the convertible secured promissory note, Cellular Connection Ltd. may elect to secure a portion of our assets not to exceed 200% of the face amount of the note, including, but not limited to, accounts receivable, cash, marketable securities, equipment, building, land or inventory.

                                                                             F8

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-KSB filed November 13, 2008, for the year ended
July 31, 2008 and our other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

OUR BUSINESS

As of July 31, 2008, our sole business was to manufacture two products under the On The Go name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable to develop, price competitive for the consumer and that we can introduce into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

In August 2008, we began the process of developing a new line of business as a distributor of industrial packaging products. On September 17, 2008, we entered into a Letter of Intent to purchase Montreal-based Den Packaging Corporation. We believe that the addition of Den Packaging Corporation will undoubtedly strengthen our standing in the industrial packaging sector.

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believe that DLW will work closely with us to develop new products for existing markets and establish product line extensions to further our market share. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we will market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product.

During the month on December 2008, we met with three global manufacturers and one North American company to present our new bio-based foam technology to their marketing and technical groups. The discussions with each company included individual market share, technical service abilities, number of sales people, expected growth projections with regards to total market value and the time frame required for each company to convert their current business over to our bio-based foam.

On January 13, 2009, we formally announced that we had commenced production of Biofill(TM), our bio-based foam in place packaging product, and on January 26, 2009 we received our first purchase order. On January 30, 2009 we received a second purchase order for our Biofill(TM) product from a major North American manufacturer.

On February 19, 2009, we signed an agreement to market a new paper packaging system. While paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is price competitive with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders certainly validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008

Revenues: We did not record any revenues for the six months ended
January 31, 2009, as compared to revenues of $15,251 for the six months ended January 31, 2008. The decrease in revenues was primarily the result of our entering a new product line.

Cost of Sales: Our cost of sales for the six months ended January 31, 2009 was $0, compared to $8,074 for the six months ended January 31, 2008.
The decrease in cost of sales was directly related to the decrease in sales.

Selling, General and Administrative Expenses: Our selling, general and administrative costs were $166,125 for the six months ended January 31, 2009, compared to $41,149 for the six months ended January 31, 2008. The increase in selling, general and administrative expenses was primarily the result of stock based expenses related to consulting services.

Net loss: Our net loss for the six months ended January 31, 2009 was $644,644, compared to a net loss of $96,865 for the six months ended January 31, 2008. The increase in net loss was a result of the previous reasons mentioned above.

Total Assets: Our total assets as of January 31, 2009 were $30,699, a decrease of $7,259, as compared to the fiscal year ended July 31, 2008 which were $37,958. The decrease was a result of the depreciation of our equipment over the six month period. Our total liabilities as of January 31, 2009 were $407,440, a decrease of $1,748,453, as compared to $2,155,893 for the fiscal year ended July 31, 2008. The decrease in our total liabilities compared to the prior year ended July 31, 2008 was primarily the result of the payment on our note payable to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.) with common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2009, we did not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had total current assets of $5,106 and total current liabilities of $407,440, resulting in a working capital deficit of $402,334.
As of that date, we had cash of $5,106. Our cash flow from operating activities for the six months ended January 31, 2009 resulted in a deficit of $86,721. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2009 resulted in a surplus of $74,571. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we may need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of January 31, 2009, we have $7,312 in advances from related parties, $78,833 of advances due from Cellular Connection Ltd. and $231,429 of advances due to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), payable on demand.

The $76,333 advance from Cellular Connection, Ltd. was a result of a convertible secured promissory note with a face amount of $120,000 issued to Cellular Connection Ltd. on January 20, 2009 which include one year of interest totaling $20,000 and actual loan amount totaling $100,000. The convertible secured promissory note accrues interest at a rate of 20% per year and has a maturity date of January 19, 2010. The outstanding face amount of the convertible secured promissory note shall increase by 20% on January 19, 2011, by another 20% on January 19, 2012 and again on each one year anniversary of January 19, 2012 until it has been paid in full. The note entitles the note holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen (15) trading days immediately preceding the conversion date. The note has been accounted for as an original issue discount note due to the conversion feature. The discount totaling $40,000 shall be accreted over the life of the note for a total accreted value of $160,000. Furthermore, the $20,000 interest which has been included as part of the overall face amount of the note shall also be accreted over a one year period. As of January 31, 2009, the total accretion of both discount and interest totaled $2,500. The remaining portion of the note not advanced totaling $23,667 was received by the Company in February 2009.

Pursuant to the terms of the convertible secured promissory note, Cellular Connection Ltd. may elect to secure a portion of our assets not to exceed 200% of the face amount of the note, including, but not limited to, accounts receivable, cash, marketable securities, equipment, building, land or inventory.

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

An optional source of financing may be through the sale of equity. However, this source of financing may not be available to us and demand for our equity/debt instruments may not be sufficient to meet our capital needs and financing may not be available on terms favorable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2008, we issued 500,000 shares of common stock to Downshire at a price of $0.20 per share.

On October 2, 2008, we issued 10,000,000 shares of common stock to Michael Levine at a price of $0.20. Mr. Levine is our Chief Executive Officer.

During the period between October 14, 2008 and October 24, 2008, Metro One Development, Inc. converted $1,708,480 in principal and accrued interest under a promissory note into 15,200,000 shares of our common stock, at a conversion price of $0.1125 per share.

On December 8, 2008, Metro One Development, Inc. converted $37,500 in interest accrued under a promissory note into 1,000,000 shares of our common stock, at a conversion price of $0.0375 per share.

On December 22, 2008, Metro One Development, Inc. converted $12,000 in interest accrued under a promissory note into 800,000 shares of our common stock, at a conversion price of $0.0150 per share.

During the period between December 29, 2008 and January 9, 2009, Metro One Development, Inc. converted $195,000 in interest accrued under a promissory note into an aggregate of 26,000,000 shares of our common stock, all at a conversion price of $0.0075 per share.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving a public offering. No advertising or general solicitation was employed in the offering of the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was appropriately restricted by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In the three months ended January 31, 2009, we did not submit any matters to a vote of security holders.

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

10.5 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated January 20, 2009 (filed herewith).

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

Dated: March 20, 2009                        Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: March 20, 2009                        By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director