Form 10-Q
period 2009-04-30
Vital Products, Inc.
filed 2009-06-19
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended April 30, 2009

                                     or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

           For the transition period from _________ to __________

                     Commission file number: 333-127915

                             VITAL PRODUCTS, INC.
                            ---------------------
              (Exact name of registrant as specified in its charter)


            Delaware                                   98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

          245 DRUMLIN CIRCLE, CONCORD ONTARIO, CANADA L4K 3E4
        ---------------------------------------------------------
                  (Address of principal executive offices)

                                (905) 482-0200
                            ---------------------
           (Registrant's telephone number, including area code)

                                Not Applicable
                            --------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filed, a non-accelerated filed, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]                             Accelerated filer [ ]
Non-Accelerated filer [ ]                       Smaller reporting company [X]
              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 9, 2009, the Issuer had 98,838,857 shares of common stock issued and outstanding, par value $0.0001 per share.

                          VITAL PRODUCTS, INC
                    QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED APRIL 30, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements: Index..........................................4

Balance Sheets as at April 30, 2009 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three and nine months ended
   April 30, 2009 and 2008 (unaudited)...................................... F2

Statement of Shareholders' Deficit for the nine months
   ended April 30, 2009 (unaudited)......................................... F3

Statements of Cash Flows for the nine months ended
   April 30, 2009 and 2008 (unaudited)...................................... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F8


Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................5

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........9

Item 4T - Controls and Procedures ............................................9

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................10

Item 1A - Risk Factors.......................................................10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3 - Defaults Upon Senior Securities.....................................10

Item 4 - Submission of Matters to a Vote of Security Holders.................10

Item 5 - Other Information ..................................................10

Item 6 - Exhibits ...........................................................10

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.



VITAL PRODUCTS, INC.

Financial Statements

April 30, 2009 and 2008 (Unaudited)


                                                                           Page


Index of Financial Statements:

Balance Sheets as at April 30, 2009 (unaudited) and
   July 31, 2008............................................................ F1

Statements of Operations for the three and nine months ended
   April 30, 2009 and 2008 (unaudited)...................................... F2

Statement of Stockholders' Deficit for the nine months
   ended April 30, 2009 (unaudited)......................................... F3

Statements of Cash Flows for the nine months ended
   April 30, 2009 and 2008 (unaudited)...................................... F4

NOTES TO FINANCIAL STATEMENTS.............................................F5-F8

VITAL PRODUCTS, INC.
Balance Sheets
April 30, 2009 (Unaudited) and July 31, 2008

                                                     April 30,        July 31,
                                                       2009            2008
                                                    ----------      ----------
                                                   (Unaudited)

ASSETS
    Current assets
        Cash                                     $      23,439    $      2,802
        Accounts receivable                             10,783               -
        Inventory                                       10,197               -
                                                    ----------      ----------
               Total current assets                     44,419           2,802
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation      24,164          35,156
                                                    ----------      ----------
                                                        24,164          35,156
                                                    ----------      ----------
Total assets                                      $     68,583    $     37,958
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities  $     80,315    $     97,600
        Note payable to Cellular Connection Ltd.       167,500               -
        Advances from Metro One Development, Inc.      235,310         292,083
        Notes payable to Metro One Development, Inc.         -       1,766,210
                                                    ----------      ----------
Total current liabilities                              483,125       2,155,893
                                                    ----------      ----------

STOCKHOLDERS' DEFICIT
    Capital stock                                        8,400           1,075
    Additional paid-in capital                       4,512,900         334,475
    Stock paid on pending acquisition               (2,000,000)              -
    Prepaid expenses paid with stock                   (54,608)              -
    Accumulated other comprehensive income (loss)      122,964       (176,598)
    Accumulated deficit                             (3,004,198)     (2,276,887)
                                                    ----------      ----------
    Total stockholders' deficit                       (414,542)     (2,117,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $    68,583     $    37,958
                                                    ==========      ==========

See Accompanying Notes to Financial Statements
                                                                             F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and nine months ended April 30, 2009 and 2008
(Unaudited)

                                For The     For The         For The     For The
                                  Three       Three            Nine        Nine
                                 Months      Months          Months      Months
                                  Ended       Ended           Ended       Ended
                                  April       April           April       April
                               30, 2009    30, 2008        30, 2009    30, 2008
                            -----------  ----------     -----------  ----------
                            (Unaudited) (Unaudited)     (Unaudited) (Unaudited)


Sales                      $    11,614  $        -     $    11,614  $   15,251
Cost of sales                        -           -               -       8,074
                           -----------  ----------     -----------  ----------
Gross profit                    11,614           -          11,614       7,177
                           -----------  ----------     -----------  ----------
Operating expenses
  Depreciation                   1,809       3,479           5,666      10,490
  Selling, general and
  administrative expenses       21,773      18,769         187,898      59,918
                           -----------  ----------     -----------  ----------
    Total operating expenses    23,582      22,248         193,564      70,408
                           -----------  ----------     -----------  ----------
Net operating loss             (11,968)    (22,248)       (181,950)    (63,231)

Other income (expense)
  Financing costs             (105,176)    (73,677)       (293,011)   (221,262)
  Gain (loss) on currency
  exchange rate                 34,477      (5,670)       (252,350)     86,033
                           -----------  ----------     -----------  ----------
Net income (loss) for the
  period                   $   (82,667) $ (101,595)    $  (727,311) $ (198,460)
                           ===========  ==========     ===========  ==========
Net income (loss) per
  common share, basic
    and fully diluted      $     (0.00) $    (0.01)    $     (0.02) $    (0.02)
                           ===========  ==========     ===========  ==========
Weighted average number
  of common shares
    outstanding             77,861,236  10,750,000      45,977,840  10,750,000
                           ===========  ==========     ===========  ==========




See Accompanying Notes to Financial Statements

                                                                             F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended April 30, 2009
(Unaudited)


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
                                                                       Stock      (Loss)
------------------------------------------------------------------------------------------------------

Balance,
July 31, 2008  10,750,000  $ 1,075 $  334,475 ($2,276,887)         -    $     -  ($176,598)($2,117,935)

Issuance of
stock for
consulting
services          500,000       50     99,950           -          -          -          -     100,000

Issuance of
stock for
conversion of
promissory
note           78,000,000    7,800  2,077,950           -          -    (54,608)         -   2,031,142

Issuance of
stock for
related
acquisition    10,000,000    1,000  1,999,000           - (2,000,000)         -          -           -

Return of
Shares        (15,250,000)  (1,525)     1,525           -          -          -          -           -

Foreign
currency
translation             -        -          -           -          -          -    299,562     299,562

Net loss for
  the period            -        -          -    (727,311)         -          -          -    (727,311)
------------------------------------------------------------------------------------------------------
Balance,
April 30, 2009 84,000,000  $ 8,400 $4,512,900 ($3,004,198)(2,000,000)   (54,608)  $122,964 ($  414,542)
======================================================================================================



See Accompanying Notes to Financial Statements
                                                                             F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the nine months ended April 30, 2009 and 2008
(Unaudited)



                                                         For The      For The
                                                          Nine         Nine
                                                          Months       Months
                                                          Ended        Ended
                                                          April        April
                                                         30, 2009     30, 2008
                                                       -----------  ----------
                                                       (Unaudited)  (Unaudited)


Operating activities
    Net income (loss)                                  $  (727,311)  $(198,460)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain on currency exchange rate                   252,350     (86,033)
          Depreciation                                       5,666      10,490
          Interest on notes payables                       264,930     221,262
Accretion on debt discount and interest                     17,500           -
          Stock based expenses                             100,000           -
          Change operating assets and liabilities:
             Accounts receivable                           (10,783)      5,019
             Inventory                                     (10,197)      4,225
             Accounts payable and accrued liabilities      (18,932)     43,774
                                                       -----------  ----------
Net cash provided by operating activities                 (126,777)        277
                                                       -----------  ----------
Financing activities
   Advance from bank overdraft                                   -           -
   Payment on advances                                     (11,574)          -
   Proceeds from advances                                        -       8,111
   Proceeds from Note from Cellular                        150,000           -
                                                       -----------  ----------
Net cash provided by financing activities                  138,426       8,111
                                                       -----------  ----------
Foreign currency translation effect                          8,988      (2,536)
                                                       -----------  ----------
Net increase in cash                                        20,637       5,852
Cash at beginning of period                                  2,802       2,599
                                                       -----------  ----------
Cash at end of period                                    $  23,439    $  8,451
                                                       ===========  ==========




See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
April 30, 2009 and 2008
(Unaudited)

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

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the nine months ended April 30, 2009 and 2008, the Company incurred income (losses) of ($727,311) and ($198,460), respectively, and cash provided by (used in) operations was ($126,777) and $277, respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at April 30, 2009 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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


Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.

                                                                             F7

New Accounting Pronouncements

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

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FASB FSP APB 14-1 is not expected to have a significant impact on the Company's consolidated financial statements.

3. NOTE PAYABLE TO CELLULAR CONNECTION LTD.

The $150,000 advance from The Cellular Connection, Ltd. was a result of two convertible secured promissory notes, with a total original face amount of $180,000, issued to The Cellular Connection Ltd. during 2009 which total face amount includes one year of interest totaling $30,000 and actual loan amount totaling $150,000. The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of January 19, 2010 and April 30, 2010. The outstanding face amount of the convertible secured promissory note shall increase by 20% in 2011, by another 20% in 2012 and again on each one year anniversary of 2012 maturity until it has been paid in full. The note entitles the note holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen (15) trading days immediately preceding the conversion date.

The notes have been accounted for as original issue discount notes due to the conversion feature. The discount totaling $60,000 shall be accreted over the life of the note for a total accreted value of $240,000. Furthermore, the $30,000 interest which has been included as part of the overall face amount of the notes shall also be accreted over a one year period. As of April 30, 2009, the total accretion of both discount and interest totaled $17,500.

Pursuant to the terms of the notes, The Cellular Connection Ltd. may elect to secure a portion of the Company's assets not to exceed 200% of the face amount of the notes, including, but not limited to, accounts receivable, cash, marketable securities, equipment, building, land or inventory.

                                                                             F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-KSB filed November 13, 2008, for the year ended July 31, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-KSB filed November 13, 2008, for the year ended
July 31, 2008 and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 162, "The
Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We are currently evaluating the impact of SFAS No. 162 on our financial statements, and we do not expect the adoption of this statement to have a material effect on our financial statements.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We do not expect the adoption of FASB FSP APB 14-1 to have a significant impact on our consolidated financial statements.

OUR BUSINESS

As of July 31, 2008, our sole business was to manufacture two products under the On The Go name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable to develop, price competitively for the consumer and that can be introduced into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

In August 2008, we began the process of developing a new line of business as a distributor of industrial packaging products. On September 17, 2008, we entered into a Letter of Intent to purchase Montreal-based Den Packaging Corporation. We believe that the addition of Den Packaging Corporation will undoubtedly strengthen our standing in the industrial packaging sector. We are currently in the process of renegotiating a final agreement to consummate the purchase of Den Packaging Corporation.

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

In December 2008, we met with three global manufacturers and one North American company to present our new bio-based foam technology to their marketing and technical groups. The discussions with each company included individual market share, technical service abilities and number of sales people with respect to each company we met with, as well as the expected growth projections with regards to total market value and the time frame required for each company to convert its business to our bio-based foam.

On January 13, 2009, we formally announced that we had commenced production of Biofill(TM), our bio-based foam in place packaging product, and on January 26, 2009, we received our first purchase order. On January 30, 2009, we received a second purchase order for our Biofill(TM) product from a major North American manufacturer.

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is price competitive with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines.



RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008

Revenues: We had revenues of $11,614 for the nine months ended
April 30, 2009, as compared to revenues of $15,251 for the nine months ended April 30, 2008. The decrease in revenues was primarily the result of our development of a new product line.

Cost of Sales: Our cost of sales for the nine months ended April 30, 2009 was $0, compared to $8,074 for the nine months ended April 30, 2008.
The decrease in cost of sales was directly related to the decrease in sales.

Selling, General and Administrative Expenses: Our selling, general and administrative costs were $187,898 for the nine months ended April 30, 2009, compared to $59,918 for the nine months ended April 30, 2008. The increase in selling, general and administrative expenses was primarily the result of stock based expenses related to consulting services.

Net loss: Our net loss for the nine months ended April 30, 2009 was $727,311, compared to a net loss of $198,460 for the nine months ended April 30, 2008. The increase in net loss was a result of the reasons mentioned above.

Total Assets: Our total assets as of April 30, 2009 were $68,583, an increase of $30,625, as compared to the fiscal year ended July 31, 2008 which were $37,958. The increase was a result of purchase of inventory and accounts receivable from sales in 2009. Our total liabilities as of April 30, 2009 were $483,125, a decrease of $1,672,768, as compared to $2,155,893 for the fiscal year ended July 31, 2008. The decrease in our total liabilities compared to the prior year ended July 31, 2008 was primarily the result of the payment on our note payable to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.) in common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had total current assets of $44,419 and total current liabilities of $483,125, resulting in a working capital deficit of $438,706. As of that date, we had cash of $23,439. Our cash flow from operating activities for the nine months ended April 30, 2009 resulted in a deficit of $126,777. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended April 30, 2009 resulted in a surplus of $138,426. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we may need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of April 30, 2009, we have $150,000 of advances due to The Cellular Connection Ltd. and $235,310 of advances due to Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), payable on demand.

The initial $150,000 advanced from The Cellular Connection, Ltd. is the aggregate amount due under two convertible secured promissory notes with an aggregate face amount of $180,000. We issued these notes to The Cellular Connection Ltd. during 2009. The aggregate face amount includes one year of interest totaling $30,000 and actual loan amount totaling $150,000. The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of January 19, 2010 and April 30, 2010. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

Pursuant to the terms of the convertible secured promissory notes, The Cellular Connection Ltd. may elect to secure a portion of our assets not to exceed 200% of the face amount of the notes, including, but not limited to, accounts receivable, cash, marketable securities, equipment, building, land or inventory.

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

An optional source of financing may be through the sale of equity. However, this source of financing may not be available to us and demand for our equity/debt instruments may not be sufficient to meet our capital needs and such financing may not be available on terms favorable to us.

Further, to the extent that we raise capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If we raise additional funds through issuance of debt securities, these securities may have rights, preferences and privileges senior to holders our of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be adequate to meet our operational needs, we may seek to compensate our service providers with stock in lieu of cash, which may also result in dilution to existing stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934
(i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-KSB for the fiscal year ended July 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period between March 20, 2009 and March 27, 2009, we issued 35,000,000 shares of our common stock to Metro One Development, Inc. The shares were issued as a result of our conversion of $131,250 in principal and accrued interest due under a promissory note to Metro One Development, Inc. The shares were issued at a conversion price of $0.00375 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In the three months ended April 30, 2009, we did not submit any matters to a vote of security holders.

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

4.2 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated April 20, 2009 (included as exhibit 4.1 to the Form 8-K filed April 24, 2009 and incorporated herein by reference).

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

10.4 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated January 20, 2009 (included as exhibit 10.5 to the Form
      10-Q filed March 20, 2009 and incorporated herein by reference).

10.5 Convertible Promissory Note between the Company and Metro One Development, Inc. dated June 18, 2009 (filed herewith).

10.6 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated April 30, 2009 (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 19, 2009                         Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: June 19, 2009                         By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director