Form 10-Q/A
period 2009-04-30
Vital Products, Inc.
filed 2009-06-22
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q/A


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

LIABILITIES AND STOCKHOLDERS' DEFICIT
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

STOCKHOLDERS' DEFICIT

    Common stock; $0.0001 par value;
          100,000,000 shares authorized,
            84,000,000 and 10,750,000 issued
              and outstanding, respectively              8,400           1,075
    Preferred stock; $0.01 par value;
          1,000,000 shares authorized,
            40,000 and 0 issued
             and outstanding, respectively                 400               -
    Additional paid-in capital                       4,512,500         334,475
    Stock paid on pending acquisition               (2,000,000)              -
    Prepaid expenses paid with stock                   (54,608)              -
    Accumulated other comprehensive income (loss)      122,964       (176,598)
    Accumulated deficit                             (3,004,198)     (2,276,887)
                                                    ----------      ----------
    Total stockholders' deficit                       (414,542)     (2,117,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $    68,583     $    37,958
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
                           ===========  ==========     ===========  ==========




See Accompanying Notes to Financial Statements

                                                                             F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended April 30, 2009
(Unaudited)


                                                                             Stock               Accumulated
                                                                             Paid On    Prepaid     Other
                                                      Additional             Related    Expense    Compreh-
                    Common Stock    Preferred Stock    Paid-In               Acquisi-    Paid       ensive
                   Number   Amount  Number   Amount    Capital     Deficit    tion       With       Income       Total
                                                                       Stock      (Loss)
------------------------------------------------------------------------------------------------------------------------

Balance,
July 31, 2008  10,750,000  $ 1,075                   $  334,475 ($2,276,887)         -    $     -  ($176,598)($2,117,935)

Issuance of
stock for
consulting
services          500,000       50                       99,950           -          -          -          -     100,000

Issuance of
stock for
conversion of
promissory
note           78,000,000    7,800                    2,077,950           -          -    (54,608)         -   2,031,142

Issuance of
stock for
related
acquisition    10,000,000    1,000                    1,999,000           - (2,000,000)         -          -           -

Return of
Shares        (11,250,000)  (1,125)                       1,125           -          -          -          -           -

Share Exchange (4,000,000)    (400)  40,000    400            -           -          -          -          -           -

Foreign
currency
translation             -        -                            -           -          -          -    299,562     299,562

Net loss for
  the period            -        -                            -    (727,311)         -          -          -    (727,311)
------------------------------------------------------------------------------------------------------------------------
Balance,
April 30, 2009 84,000,000  $ 8,400   40,000   $ 400  $4,512,500 ($3,004,198)(2,000,000)   (54,608)  $122,964 ($  414,542)
========================================================================================================================



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

The interim financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are the normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

4. CAPITAL STOCK

Capital stock consists of 1,000,000 authorized preferred stock with a $0.01 par value and 100,000,000 common stock with a $0.0001 par value. As of April 30, 2009, there were 40,000 shares of preferred stock and 84,000,000 shares of common stock had been issued and outstanding.


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

Dated: June 22, 2009                         Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: June 22, 2009                         By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director