Form 10-K
period 2009-07-31
Vital Products, Inc.
filed 2009-11-13
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2009.

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

                                       NONE.


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]; No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]; No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]; No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]
                                                     (Do not check if a smaller
                                                             reporting company)
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,726,500
(based on a total of 642,500 shares of the registrant's common stock held by non-affiliates on January 30, 2009, at the closing price of $5.80 per share)

The number of shares of outstanding common stock of the registrant as of November 4, 2009 was 30,455,187.


Documents incorporated by reference: None.


                   ---------------------------------------

                            VITAL PRODUCTS, INC.
                                 FORM 10-K

                             TABLE OF CONTENTS


                                                                    PAGE NO.
PART I
        ITEM 1.    Business...............................................4

        ITEM 1A.   Risk Factors...........................................7

        ITEM 2.    Properties............................................11

        ITEM 3.    Legal Proceedings.....................................11

        ITEM 4.    Submission of Matters to a Vote of Security Holders...11
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................11

        ITEM 6.    Selected Financial Data...............................13

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................13

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................19

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F16

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................20

        ITEM 9A(T) Controls and Procedures...............................20

        ITEM 9B.   Other Information.....................................21
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................21

        ITEM 11.   Executive Compensation................................24

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............25

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................26

        ITEM 14.   Principal Accounting Fees and Services................27

        ITEM 15.   Exhibits, Financial Statement Schedules...............27

PART I


ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT

We incorporated in the State of Delaware on May 27, 2005. We commenced business under the Vital Products name in June 2005, having purchased assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.). In August 2008, we changed our business strategy and we intend to develop a business as a developer, marketer and distributor of eco-friendly industrial packaging products.

OUR BUSINESS

As of July 31, 2008, our sole business was to manufacture two products under the On The Go name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products had not produced enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable develop, price competitive for the consumer and that we can introduce into distribution channels without significant expense. As a result, we determined to not invest further funds developing our baby products line.

In August 2008, we changed our business plan. We intend to pursue a new line of business as a developer, marketer and distributor of eco-friendly industrial packaging products. We are in the very early stage of this change in business model however and we may not be able to pursue our plans due to our lack of capital.

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believe that DLW will work closely with us to develop new products for existing markets and establish product line extensions to further our market share reach as a developer of industrial packaging products. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we agreed to market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product.

In December 2008, we met with three international manufacturers and one North American company to present our new bio-based foam technology to their marketing and technical groups.

On January 13, 2009, we formally announced that we had commenced production of Biofill (TM), our bio-based foam packaging product, and on January 26, 2009, we received our first purchase order. On January 30, 2009, we received a second purchase order for our Biofill product from a major North American manufacturer.

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


EMPLOYEES

As of November 13, 2009 we had two full time employees.

CUSTOMERS

We currently have few major customers. Two customers represent 100% of revenue and one customer represents 100% of the total outstanding accounts receivable. We are looking to expand our customer base in Canada and the United States. In general, the dealers and consumers of our products also sell and use other similar products, some of which compete with our products.

COMPETITION

We compete with other manufacturers and distributors who offer one or more products that compete with the products we sell. However, we believe that no single competitor serving our markets offers as competitive a price as we do. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives.

Our industry is highly competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. Our competition includes:

        * Ranpack
        * Sealed Air
        * Pregis

DISTRIBUTION

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

PRODUCT DEVELOPMENT

Currently, our development efforts are limited to our new packaging line. We have approximately four products under development. All of the products are in the initial stages of development. We have been working with the University of Toronto, Kansas State University and the research and development arm of the U.S. Agricultural Department to develop new environmentally appropriate industrial packing products. We do not intend to further develop the products until we raise additional funding. Our products currently under development are as follows:

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


MANUFACTURING AND PRODUCT SOURCING

We intend to manufacture our products that are currently under development.
We intend for our operations to rely on a just-in-time manufacturing processes. With just-in-time, production is triggered by immediate customer demand and inventories of finished goods are either nonexistent or kept to a minimum.
We intend to only build products to meet a customer's shipment schedule.
We anticipate that all other supplies to be used in the manufacturing process will be readily available from a number of local suppliers, at competitive prices and delivered within 72 hours in most cases.

We anticipate that we will rely on the performance and cooperation of independent suppliers and vendors of raw materials for our product line whose services are and, we believe, will be a material part of our products. We anticipate that we will rely on these subcontractors to manufacture the components of our products which are all based on purchase orders which the subcontractors can accept or reject. We plan to purchase all of the parts from the subcontractors and perform the final assembly in our facility.

The nature of the relationship with these subcontractors is that the subcontractor holds our proprietary processes so that the products are exclusively those of our Company and cannot be used for other companies.

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


ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

WE ARE NOT CURRENTLY PROFITABLE AND WE MAY NEVER BECOME PROFITABLE.

Our future operations may not be profitable if we are unable to develop our business. Our ability to generate revenues and profits, if any, will depend upon various factors, including whether we will be able to raise funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve these goals would have an adverse impact on our business.

WE HAVE A LIMITED OPERATING HISTORY AND YOU MAY LOSE YOUR INVESTMENT IF WE ARE UNABLE TO DEVELOP AND DISTRIBUTE OUR INDUSTRIAL PACKAGING PRODUCTS OR SUCCESSFULLY CHANGE OUR BUSINESS MODEL.

We commenced operations in June 2005 and initially engaged in limited business activities manufacturing and marketing childcare products. In August 2008, we changed our business plan to focus on the development and distribution of eco-friendly industrial packaging products. We anticipate that we will face challenges typically faced by start-up companies. We may experience problems, delays, expenses and other difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. We may not be able to develop, provide at reasonable cost, or market successfully, any of our products. Therefore, we could go out of business and you may lose your investment.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS TO DEVELOP OUR INDUSTRIAL PACKAGING PRODUCTS AT AN ACCEPTABLE COST TO MAKE OUR PRODUCTS, AND THEREFORE, WE MAY
NOT BE ABLE TO GENERATE REVENUES.

We rely on the performance and cooperation of independent suppliers and vendors of raw materials for our industrial packaging products whose services are and will be a material part of our products. We do not have, nor will we have, any direct control over these third parties. Furthermore, we do not have any formal agreements with our suppliers. Our President, Michael Levine, has established relationships with the suppliers of our foam, plastic, cardboard and flexible PVC raw materials. If these relationships end and we are unable to obtain raw materials at an acceptable cost from alternative sources, we will not be able to produce our products, and therefore, we may not be able to generate revenues. We believe we could find a replacement should we lose our existing supplier; however, it would be at some expense.

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

MICHAEL LEVINE, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD HAS CONTROL OVER OUR POLICIES AND AFFAIRS AND HE MAY MAKE CORPORATE DECISIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

Michael Levine, our Chief Executive Officer and Chairman of the Board, owns approximately 79.8% of our voting securities. Mr. Levine therefore has control over our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. This may delay, deter or prevent transactions, such as mergers or tender offers, that could otherwise benefit investors.

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

As of November 13, 2009 we had two full time employees with whom we intend to continue to develop new products. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

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

In their report dated November 13, 2009, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended July 31, 2009. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

THE CURRENT AND FUTURE CHALLENGING GLOBAL ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS

The current economic slowdown and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations. Due to these current economic conditions, our customers and potential customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales and revenues of our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may elect to reduce the volume of orders for our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.


OUR BUSINESS IS SENSITIVE TO CHANGES IN INDUSTRY DEMANDS.

Industry demand for industrial packaging products in our United States
Canadian markets has varied in recent years causing competitive pricing pressures for those products. We compete in an industry that is capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands like the current economic slowdown, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

RISKS RELATED TO OUR STOCK

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

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

Significantly all of our operations are located in Canada and most of our transactions are in the local currency. In the future, we intend to expand our operations, possibly into the U.S. and therefore we may be exposed to exchange rate fluctuations. We do not trade in hedging instruments and a significant change in the foreign exchange rate between the Canadian Dollar and U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

We are headquartered in Concord, Ontario, Canada where we have a 4,000 square foot facility which is owned by a related party. We have a month-to-month arrangement and pay $3,000 CDN per month in rent. We do not have a written lease. We believe this facility is adequate for our operations for at least the next twelve months and we believe this facility will be available for our use as long as we need it. We manufacture and ship our products directly from our head office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended July 31, 2009 we did not submit any matters to a vote of security holders.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since June 16, 2008. The stock currently trades under the symbol "VTLP.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 100 reverse stock split, effective July 6, 2009.

                                                 High    Low

For the Fiscal Year Ended July 31, 2009

First Quarter ended October 31, 2008            $38.00   $ 1.50

Second Quarter ended January 31, 2009           $46.00   $ 3.00

Third Quarter ended April 30, 2009              $ 6.40   $ 0.35

Fourth Quarter ended July 31, 2009              $ 1.70   $ 0.05


For the Fiscal Year Ended July 31, 2008

Fourth Quarter ended July 31, 2008              $ 0.50   $ 0.015

Holders

The number of record holders of our common stock as of November 4, 2009 was approximately 400, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2009, we do not have any securities authorized for issuance under equity compensation plans.


SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2009, we did not issue securities under any Stock Option Plans.


RECENT SALES OF UNREGISTERED SECURITIES

On October 2, 2008, we issued 10,000,000 restricted shares of common stock to Michael Levine as a deposit on the acquisition of Den Packaging Inc., valued at $900,000. On April 24, 2009 Michael Levine returned the shares to us.

On October 2, 2008, we issued 500,000 restricted shares of common stock to Downshire Capital as compensation for investor relation services valued at $100,000. On April 24, 2009 Downshire Capital returned the shares to us.

Between October 14, 2008 and May 11, 2009, an existing investor converted $2,119,452 principal and interest amount of a promissory note into an aggregate of 90,838,857 shares of our common stock, at a weighted average conversion rate of $0.0233 per share. Payments under the note are convertible into shares of our common stock at seventy five percent of the lowest closing best bid prices of our common stock for the fifteen trading days prior to the conversion date.

Between August 6, 2009 and August 17, 2009, an existing investor converted $294,864 principal and interest amount in loans into an aggregate of 29,486,400 share of our common stock, at a conversion rate of $0.01 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Factors Regarding Forward  Looking Statements

This annual report on Form 10-K contains forward looking statements that involve risks and uncertainties. You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in the forward looking statements for many reasons, including the risks described in this report and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward looking statements after the date of this annual report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto, and other financial information included elsewhere in this annual report on Form 10-K.

Overview

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in July 2005. Our fiscal year end is July 31.

Management's Strategic Vision

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In August 2008, we changed our business plan to pursue a new line of business as a developer and distributor of industrial packaging products. We are in the very early stage of this change in business model. We will not be able to predict when we will move forward with our business plan until we can raise additional capital.

Challenges and Uncertainties

We currently have no bank borrowings and we may not be able to arrange any debt financing. Additionally, we may not be able to successfully consummate offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or incurring debt, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

Foreign Currency Translation

We consider the functional currency to be the local currency being Canadian dollars and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within stockholders' deficit. Significantly all of our operations are located in Canada. Operational foreign exchange gains or losses from transacting in foreign currencies are recognized through the statement of operations.


Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101,which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the Accounting Standards Codification, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was primarily codified in Topic 220, Comprehensive Income in the Accounts Standards Codification, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders' deficit and in the balance sheet as a component of shareholders' deficit.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - - - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS
No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In June 2007, the Emerging Issues Task Force, or EITF, ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards, or EITF 06-11." EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material effect on the Company's reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS 141R. SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 141R will have on the Company's financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have any impact on the Company's financial position, results of operation or cash flows.


In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We are currently evaluating the impact of SFAS No. 162 on the Company's financial statements, and the Company does not expect the adoption of this statement tohave a material effect on the Company's financial statements.

In June 2008, the FASB issued a new guidance on determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of this guidance did not have a significant effect on the Company's financial statements.

In June 2008, the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on August 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of this consensus did not have a significant effect on the Company's financial statements.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's financial statements.

In May 2009, the FASB issued new guidance on subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no significant effect on the Company's financial condition or results of operations.

In June 2009, the FASB issued a new guidance accounting for transfer of financial assets - an amendment of a previous standard. This standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This standard must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact, if any, of this standard on it's financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its financial position and results of operations.

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact on its financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. The Company is currently assessing the impact on its financial position and results of operations.

Results of Operations for the Fiscal Year Ended July 31, 2009 Compared to the Fiscal Year Ended July 31, 2008

Revenues:

For the year ended July 31, 2009, our revenues increased by 171.1%, or $26,017, to $41,225 as compared to $15,208 for the fiscal year ended July 31, 2008. The increase in revenues was primarily the result of new initiatives in our new product line.

Cost of Sales:

Our cost of sales for the year ended July 31, 2009 increased by $23,702, or 285.6%, to $32,002 as compared to $8,300 for the fiscal year ended July 31, 2008. This increase in cost of sales was directly related to the sales associated with our new product line.

Selling, General and Administrative Expenses:

Our selling, general and administrative expenses for the year ended
July 31, 2009 increased by $214,670, or 305.1%, to $285,036, as compared to $70,366 for the year ended July 31, 2008. The increase in selling, general and administrative expenses was primarily the result of the development and marketing of our new product line.

Net income (loss):

Our net loss for the year ended July 31, 2009 was $963,177, as compared to a net loss of $318,399 for the year ended July 31, 2008. The $644,778 increase in net loss compared to the prior year was primarily attributable to increased development and financing costs, selling, general and administration expenses and loss on currency exchange.

Our total assets for the year ended July 31, 2009 were $100,033 an increase of 163.5%, or $62,075, as compared to $37,958 for the fiscal year ended July 31, 2008. The increase in total assets compared to the prior year was primarily the result of an increase in inventory and accounts receivable.

Our total liabilities for the year ended July 31, 2009 were $397,968, a decrease of $1,757,925, or 81.5%, as compared to $2,155,893 for the year ended July 31, 2008. The decrease in our total liabilities compared to the prior year was primarily the result of Metro One Development, Inc. converting its Note Payable to common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2009.

Liquidity and Capital Resources
As of July 31, 2009, we had total current assets of $74,975 and total current liabilities of $397,968, resulting in a working capital deficit of $322,993. As of that date, we had cash of $8,046. Our cash outflow from operating activities for the year ended July 31, 2009 was $252,297.

Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash outflow from financing activities for the year ended July 31, 2009 was $126,859 which was primarily the result of loans we received from The Cellular Connection Ltd. offset by the repayment of the advance to Metro One Development, Inc. We will need to raise capital of approximately $300,000 to $350,000, through either debt or equity instruments to fund our operations.We may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $397,968 to cover our current liabilities.

The Company issued three convertible secured promissory notes to The Cellular Connection Ltd. The notes were issued on January 20, 2009 for $100,000,
April 30, 2009 for $50,000, and June 12, 2009 for $22,000, respectively.
The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of their respective face values of the loan and mature one year from the day of their respective issuance.
As at July 31, 2009, the unamortized discount on the promissory notes payable amounts to $25,217. For the period ended July 31, 2009, the effective interest rate on the above promissory notes is 15.96%. The Holder shall have the right to convert the Note plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to to be issued will be determined based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.

As part of the Company's acquisition of assets from Metro One Development, Inc. (formerly On The Go Healthcare, Inc.), we agreed to issue common stock valued at $250,000 and two promissory notes in the aggregate amount of $1,005,000. On February 23, 2006, we replaced the original promissory notes and issued to Metro One Development, Inc. two Secured Promissory Notes with a face value of $1,206,000. The increase from $1,005,000 to $1,206,000 represented a full year of accrued interest. Although a full year of interest had not yet accrued, it was agreed to include interest of $201,000 as opposed to $128,860 as consideration for replacing the original note. The Secured Promissory Notes were due March 11, 2009. Until that time, on July 3, 2006 and each anniversary thereafter, the face value of the Secured Promissory
Notes increased by 20% until such time as the Secured Promissory Notes were paid in full. The Secured Promissory Notes pay 20% simple annual interest.
We could have prepaid the Secured Promissory Notes at any time, with accrued interest and without penalty. As of July 31, 2009, the Secured Promissory
Notes had been paid in full.

Until such a time when we are able to generate positive cash flows from operations in an amount sufficient to cover our current liabilities and debt obligations as they become due, we will remain reliant on borrowing funds or selling equity to cover our expenses.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this Annual Report.



                              VITAL PRODUCTS, INC.

                                     INDEX

                            July 31, 2009 and 2008


                                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F1


FINANCIAL STATEMENTS

Balance Sheets....................................................... F2

Statements of Operations............................................. F3

Statement of Change in Shareholders' Deficit ........................ F4

Statements of Cash Flows............................................. F5

NOTES TO FINANCIAL STATEMENTS.................................. F6 - F16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vital Products, Inc.

We have audited the accompanying balance sheet of Vital Products, Inc. as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next fiscal year, and has insufficient working capital as of July 31, 2009 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Managements' plans in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ MSCM LLP
---------------------------
MSCM LLP
Toronto, Canada
November 13, 2009

VITAL PRODUCTS, INC.
Balance Sheets
As at July 31, 2009 and 2008



                                                              2009        2008
                                                        ----------  ----------
ASSETS
  Current
    Cash                                                $    8,046  $    2,802
    Accounts receivable (Note 2)                            25,134           -
    Inventory (Note 3)                                      41,795           -
                                                        ----------  ----------
                                                            74,975       2,802
                                                        ----------  ----------
  Other
    Equipment, net of accumulated depreciation (Note 4)     25,058      35,156
                                                        ----------  ----------
                                                            25,058      35,156
                                                        ----------  ----------
                                                        $  100,033  $   37,958
                                                        ==========  ==========

LIABILITIES
  Current
    Accounts payable and accrued liabilities            $  190,932  $   97,600
    Notes payable to The Cellular Connections Ltd.
      (Note 5)                                             199,457           -
    Advances from related party (Note 6)                     7,579           -
    Advances from Metro One Development, Inc. (Note 7)           -     292,083
    Notes payable to Metro One Development, Inc. (Note 8)        -   1,766,210
                                                        ----------  ----------
                                                           397,968   2,155,893
                                                        ----------  ----------

SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 0 issued and outstanding
        respectively (Note 9)                                  400           -
  Capital stock; $0.0001 par value;
    100,000,000 shares authorized,
      30,455,187 and 107,500 issued and outstanding
        respectively (Note 9)                                3,045          11
  Additional paid-in capital                             2,846,421     335,539
  Accumulated other comprehensive income (loss)             92,263    (176,598)
  Accumulated deficit                                   (3,240,064) (2,276,887)
                                                        ----------  ----------
                                                          (297,935) (2,117,935)
                                                        ----------  ----------
                                                        $  100,033  $   37,958
                                                        ==========  ==========

See Accompanying Notes to Financial Statements
                                                                            F2

VITAL PRODUCTS, INC.
Statements of Operations
For the years ended July 31, 2009 and 2008


                                                              2009        2008
                                                        ----------  ----------

Sales                                                   $   41,225  $   15,208
Cost of sales                                               32,002       8,300
                                                        ----------  ----------
Gross profit                                                 9,223       6,908
                                                        ----------  ----------
Operating expenses
  Depreciation                                               7,685      13,947
  Selling, general and administrative expenses             285,036      70,366
                                                        ----------  ----------
    Total operating expenses                               292,721      84,313
                                                        ----------  ----------
Net operating loss                                       ( 283,498)  (  77,405)

Other revenues (expenses)
  Financing costs                                        ( 441,324)  ( 294,368)
  Gain (loss) on currency exchange                       ( 238,355)     53,374
  Impairment on fixed assets                                     -           -
                                                        ----------  ----------
Net loss for year                                       $( 963,177) $( 318,399)
                                                        ==========  ==========
Net loss per common share - Basic and Diluted (Note 2)     ($ 0.48)    ($ 2.96)
                                                        ==========  ==========
Weighted average number of common shares outstanding     2,021,452     107,500
                                                        ==========  ==========

See Accompanying Notes to Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Statement of Changes in Shareholders' Deficit
For the years ended July 31, 2009 and 2008


                                                                           Accumulated
                                                                           Other
                                                    Additional             Compreh-
              Preferred Stock      Common Stock     Paid-In                ensive
              Number   Amount     Number   Amount   Capital     Deficit    Income       Total
                                                               (Loss)
---------------------------------------------------------------------------------------------
                                          <C >

Balance,
July 31, 2007         -  $  -     107,500  $    11 $ 335,539 ($1,958,488)($112,878)($1,735,816)

Foreign
currency
translation           -     -           -        -         -           -   (63,720)    (63,720)

Net loss for
  the year            -     -           -        -         -    (318,399)        -    (318,399)
----------------------------------------------------------------------------------------------
Balance,
July 31, 2008         -  $  -     107,500  $    11 $ 335,539 ($2,276,887)($176,598)($2,117,935)
----------------------------------------------------------------------------------------------
Issuance of
common stock
for services          -     -       5,000        -   100,000           -         -     100,000

Issuance of
common stock
for conversion of
promissory note       -     -  30,395,187    3,039 2,411,277           -         -   2,414,316

Issuance of
preferred stock
for conversion of
common stock     40,000   400     (40,000)      (4)     (396)          -         -           -

Return of shares      -     -     (12,500)      (1)        1           -         -           -

Foreign
currency
translation           -     -           -        -         -           -   268,861     268,861

Net loss for
  the year            -     -           -        -         -    (963,177)        -    (963,177)
----------------------------------------------------------------------------------------------
Balance,
July 31, 2008    40,000  $400  30,455,187  $ 3,045 $2,846,421 ($3,240,064)  $92,263  $(297,935)
==============================================================================================


See Accompanying Notes to Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the years ended July 31, 2009 and 2008


                                                              2009        2008
                                                        ----------  ----------

Operating activities
    Net loss for the year                              ($  963,177)($  318,399)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
            Stock based expenses                           100,000           -
            Depreciation                                     7,685      13,947
            Interest on notes payables                     298,632     294,368
            Accretion of interest expense                   27,457           -
            Gain (loss)on currency exchange                252,350     (53,374)
            Change operating assets and liabilities:
                Accounts receivable                        (25,134)      8,885
                Inventory                                  (41,795)      4,225
                Accounts payable and accrued liabilities    91,685      45,576
                                                        ----------  ----------
Net cash used in operating activities                     (252,297)     (4,772)
                                                        ----------  ----------
Financing activities
   Payment on notes payables                               (11,574)          -
   Payment on advances                                    (294,684)          -
   Advances from related parties                             7,579           -
   Proceeds from advances                                  172,000       6,202
                                                        ----------  ----------
Net cash provided by financing activities                 (126,859)      6,202
                                                        ----------  ----------
Foreign currency translation effect                        384,400      (1,227)
                                                        ----------  ----------
Net increase (decrease) in cash                              5,244         203
Cash, beginning of period                                    2,802       2,599
                                                        ----------  ----------

Cash, end of period                                     $    8,046    $  2,802
                                                        ==========  ==========


See Accompanying Notes to Financial Statements
                                                                            F5

VITAL PRODUCTS, INC.
Notes to Financial Statements
July 31, 2009 and 2008


1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.

There were no material assets or revenues that relate to the discontinued Childcare Division.

In August 2008, the Company changed its business plan, it intends to pursue a new line of business as a developer and distributor of industrial packaging products. The Company is in the very early stage of this change in business model.


2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the years ended July 31, 2009 and 2008, the Company incurred losses of $963,177 and $318,399, respectively and cash provided by (used in) operations was $(252,297) and $(4,772), respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at July 31, 2009 and net future cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles in the United States. The financial statements are prepared in United States dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant estimates and assumptions relate to but are not limited to allowances for doubtful accounts, inventory valuation, useful lives of equipment, and valuation of future income tax assets. Actual results could differ from those estimates.

                                                                             F6

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2009 and 2008, cash equivalents amounted to $0.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At July 31, 2009 and 2008, the allowance for doubtful accounts amounted to $0.


Fair Value of Financial Instruments

The Company's financial instruments comprise cash, accounts receivable, accounts payable and accrued liabilities and advances from and notes payable to Metro One Development, Inc., notes payable to The Cellular Connection Ltd., and advances from related party. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.

Inventory

Inventory comprises finished goods held for sale and is stated at lower of cost or net realizable value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the net realizable value is less than cost, the inventory value is reduced to its net realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded.

                                                                             F7

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is provided annually as indicated below over the estimated useful life of the asset, except for current year additions on which 1/2 of the rates are applicable:

        Manufacturing equipment         20% declining balance
        Molds                            3 years straight line

The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other revenues (expenses). The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of equipment or whether the remaining balance of equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the equipment in measuring their recoverability.

Foreign Currency Translation

The Company considers the functional currency to be the local currency being Canadian dollars and, accordingly, its financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within shareholders' deficit. Operational foreign exchange gains or losses from transacting in foreign currencies are recognized through the statement of operations.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101,which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the Accounting Standards Codification, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

                                                                             F8

Income Taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which was primarily codified into Topic 740-10-30, Income Tax in the Accounting Standards Codification. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of July 31, 2009, the Company has available for income tax purposes a net operating loss carry forward of approximately $3,496,000, expiring in the years from 2015 to 2029, that may be used to offset taxes on future taxable income. As of July 31, 2009, the Company has provided a valuation reserve against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the limited earning history of the Company, it is more likely than not that the benefits will not be realized.

Basic Loss Per Share

Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis. The following weighted average shares were used for the computation of basic and diluted loss per share:

                                For the years ended July 31,
                                2009                    2008

Basic                           2,021,452              107,500
Diluted                         2,021,452              107,500

Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the years ended
July 31, 2009 and 2008 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the diluted per share computation since their effect was anti-dilutive.

                                  For the years ended June 30,
                                  2009                  2008
Preferred stock                 40,000                     0

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was primarily codified in Topic 220, Comprehensive Income in the Accounts Standards Codification, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders' deficit and in the balance sheet as a component of shareholders' deficit.

                                                                            F9

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement did not have a material effect on our reported financial position or results of operations.


In June 2007, the Emerging Issues Task Force ("EITF") ratified its conclusion on EITF Issue No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material effect on our reported financial position or results of operations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R").
SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its financial position, results of operation and cash flows.

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

                                                                            F10

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.


In June 2008, the FASB issued a new guidance on determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.


In June 2008, the FASB issued a new guidance on determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of this guidance will not have a significant effect on the Company's financial statements.

                                                                            F11

In June 2008, the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on January 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of this consensus will not have a significant effect on the company's financial statements.

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings.
The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's financial statements.

In May 2009, the FASB issued new guidance on subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no significant effect on the Company's financial condition or results of operations.

In June 2009, the FASB issued a new guidance accounting for transfer of financial assets - an amendment of a previous standard. This standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This standard must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact, if any, of this standard on our financial statements.

                                                                            F12

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its financial position and results of operations.

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact on its financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. The Company is currently assessing the impact on its financial position and results of operations.

3.  INVENTORY

As of July 31, 2009 and 2008, inventory is comprised of finished goods.


4.  EQUIPMENT

As of July 31, 2009 and 2008, equipment consists of the following:

                                                      2009           2008
                                               ------------    -----------
        Machinery and equipment                $   319,265     $   319,265
        Molds                                      219,355         219,355
                                               ------------    -----------
                                                   538,620         538,620
        Less:  Accumulated depreciation           (513,562)       (503,464)
                                               ------------    -----------
        Equipment, net                         $    25,058     $    35,156
                                               ============    ===========

As described in Note 5, the equipment of the Company, along with all other assets, have been pledged as security for the Promissory Notes Payable

                                                                            F13

5.  NOTES PAYABLE TO THE CELLULAR CONNECTION LTD.

                              Date of Issuance   Maturity Date     Issue Amount
                              ----------------   -------------     ------------
Promissory Note 1 Principal   January 20, 2009   January 19, 2010      $100,000
Promissory Note 2 Principal   April 30, 2009     April 30, 2010          50,000
Promissory Note 3 Principal   June 12, 2009      June 12, 2010           22,000
Interest                                                                 18,274
Accretion                                                                 9,183
                                                                      =========
                                                                       $199,457

The Company issued three convertible secured promissory notes to The Cellular Connection Ltd. The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of the face value of the loan and mature one year from the day of their respective issuance. As at July 31, 2009, the unamortized discount on the promissory notes payable amounts to $25,217. For the period ended July 31, 2009, the effective interest rate on the above promissory notes is 15.96%. The Holder shall have the right to convert the Note plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to to be issued will be determined based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.

6. RELATED PARTY BALANCES AND TRANSACTIONS

As of and for the fiscal years ended July 31, 2009 and 2008, the Company had product purchases totaling $0 and $3,473, respectively, rent expense totaling $33,410 and $35,864, respectively, advance of $7,579 and $0, respectively, and outstanding payables totaling $85,568 and $70,508, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non interest bearing, unsecured and have no specified terms of repayment.

During the year ended July 31, 2009 and year ended July 31, 2008, Metro One Development, Inc.'s internal accountants provided bookkeeping services to the Company at no cost. The value of such bookkeeping is considered immaterial and therefore no amounts have been recorded.

7.  ADVANCES FROM METRO ONE DEVELOPMENT, INC.

Advances from Metro One Development, Inc. as of July 31, 2009 and 2008 are unsecured, non-interest bearing and have no fixed repayment terms. Accordingly, these advances are presented as current on the accompanying balance sheets as current liabilities. During the year ended July 31, 2009, the Company repaid the full amount of these advances through the issuance of 29,486,400 shares of common stock.

                                                                            F14

8.  NOTES PAYABLE TO METRO ONE DEVELOPMENT, INC.

The notes payable were part of the consideration for the purchase of the assets of the Childcare Division of Metro One Development, Inc. (formerly
On The Go Healthcare, Inc.) The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of the face value of the loan and mature one year from March 11, 2008, the date the Company's registration statement was declared effective by the Securities and Exchange Commission. During the year ended July 31, 2009, the Company repaid the notes payable through the issuance of 908,388 shares of common stock in settlement of the notes payable of $2,119,452 consisting of principal and accrued interest.

                                                      2009           2008
                                               ------------    -----------
        Principal                              $  1,766,210    $ 1,740,640
        Interest                                    353,242         25,570
                                               ------------    -----------
                                               $  2,119,452    $ 1,766,210
                                               ============    ===========

9.  CONVERTIBLE PREFERRED AND CAPITAL STOCK

As of July 31, 2009 and 2008 there are 1,000,000 and -0-, respectively, of authorized preferred shares with a $0.01 par value and, for both years, there are 100,000,000 of authorized common shares with a $0.0001 par value. As of July 31, 2009 and 2008, there were 40,000 and -0-, respectively,
issued and outstanding preferred shares.   As of July 31, 2009 and 2008,
there were 30,455,187 and 107,500, respectively, issued and outstanding common shares.

Each Series A Preferred Stock is convertible at any time, at the option of the holder, into 100 shares of common stock. Series A Preferred Stocks carry voting rights equal to the number of common shares into which the preferred stock can be converted. Upon any liquidation, dissolution or winding-up of the Company, the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the holder's pro rata share of the assets and funds of the Company.

During the fiscal year ended July 31, 2009, the Company approved and effected a 1-for-100 reverse stock split. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

10.  INCOME TAXES

The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying financial statements as of July 31, 2009 and 2008:

        The Company's computation of income tax recovery is as follows:

                                                      2009           2008
                                               ------------    -----------
        Net loss for the period                $(  963,177)   $(  318,399)
        Enacted income tax rate                       34.6%          34.6%
                                               ------------    -----------
        Income tax recovery at enacted rate       (333,259)      (110,140)
        Non-deductible expenses                     44,100              -
        Change in valuation allowance              289,159        110,140
                                               ------------    -----------
        Income tax expense / recovery          $         -     $        -
                                               ============    ===========

        Components of the Company's net
        future income tax assets are:

                                                      2009           2008
                                               ------------    -----------
        Non-capital loss carry forward         $ 1,050,609     $  788,348
        Valuation allowance                     (1,050,609)      (788,348)
                                               ------------    -----------
        Net future income tax assets           $         -     $        -
                                               ============    ===========

                                                                            F15

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized. The change in the valuation allowance during the years ended July 31, 2009 and 2008 was $262,261 and $110,712, respectively. The change in the valuation allowance due to a change in tax rates for the years ended July 31 2009 and 2008 was -0- and $11,037, respectively.

The non-capital losses expire in 2015 through 2029.

11. RISK MANAGEMENT

Foreign Exchange Risk

From time to time, the company is can be exposed to foreign exchange risk on purchases of inventory which are made in US dollars. The company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The company is subject to risk of non-payment on its trade accounts receivable. For the year ended July 31, 2009, two customers represent 100% of revenue and one customer represents 100% of the total outstanding accounts receivable. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the year ended July 31, 2009, the company purchased 100% of its inventory from two vendors. The accounts payable to these vendors aggregated approximately $39,614.

                                                                            F16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange

Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

        1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

        2. provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

        3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2009 . Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected
by and serve at the pleasure of   our Board of Directors. There are no family
relationships among our directors and executive officers.

Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine (1)              50        President, Chairman, Chief
                                          Executive Officer and Director

Henry Goldberg, C.A. CFE        57        Chief Financial Officer and
                                          Director

Bram Lecker B.A.  L.L.B         52        Director

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

Mr. Henry Goldberg has served as our Chief Financial Officer and a Director since June 2005. Mr. Goldberg devotes a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Goldberg has been a Partner of the Chartered Accounting firm of Norman, Goldberg & Co. since 1979. Mr. Goldberg is also a Director of Noblehouse Communications Limited, a public corporation. Mr. Goldberg has earned the designations of Certified Financial Planner and Fraud Examiner, and Chartered Accountant.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2010 Annual Meeting of Stockholders should be provided to our corporate secretary by January 30, 2010. The recommended candidate should be submitted to us in writing addressed to 245 Drumlin Circle, Concord, Ontario, Canada L4K 3E4. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board will evaluate the recommended candidate and will determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

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


Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2009, Mr. Goldberg has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. Goldberg is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Goldberg's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Goldberg has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Goldberg has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2009 and 2008 to Michael Levine, our principal executive officer, also referred to as our "named executive officer."
No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended July 31, 2009 and 2008

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Chief
Executive
Officer    2009 $  0                                                 $ 0
           2008 $  0                                                 $ 0


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


As of July 31, 2009, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services during the fiscal years ended July 31, 2008 or July 31, 2009.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of November 4, 2009, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2009 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on November 4, 2009, plus shares of common stock subject to options, warrants and conversion rights held by such person on November 4, 2009, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner

Common Stock      Michael Levine (3)            4,001,550             11.6%

                  Henry Goldberg, C.A. CFE              0               -0-

                  Bram Lecker B.A.  L.L.B               0               -0-


                  Directors and executive
                  officers as a group
                  (3 persons)                   4,001,550             11.6%

(1) The address of all individual directors and executive officers is c/o Vital Products, Inc., 245 Drumlin Circle, Concord, Ontario, L4K 3E4.

(2) The number of shares of common stock issued and outstanding on November 4, 2009 was 30,455,187 shares.

(3) Michael Levine's beneficial ownership is comprised of 1,550 shares of common stock and 40,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 4,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2009, we have accrued a total of $85,568 in rent to Michael Levine, our Chief Executive Officer, President and Chairman of the Board for use of a 4,000 square foot facility within a building he owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month. Our rent expense for the fiscal years ended July 31, 2009 and 2008 was $33,410 and 35,864, respectively.

As of and for the fiscal years ended July 31, 2009 and 2008, we had outstanding payables totaling $85,568 and $70,508 with a vendor to which Michael Levine, our Chief Executive Officer, President and Chairman of the Board, has a majority ownership interest

On October 2, 2008, we issued 10,000,000 restricted shares of common stock to Michael Levine our Chief Executive Officer, President and Chairman of the Board as a deposit on the acquisition of Den Packaging Inc. valued at $900,000.
On April 24, 2009 Michael Levine returned the shares to us.


The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.


DIRECTOR INDEPENDENCE

As of July 31, 2009, Michael Levine, Henry Goldberg and Bram Lecker served as our directors. Of those directors, Mr. Lecker has been deemed by our board of directors to be "independent," as defined in Rule 5605 of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB, which does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

MSCM LLP audited our financial statements for the fiscal years ended July 31, 2009 and 2008.

Fees related to services performed by MSCM in the years ended July 31, 2009 and 2008 were as follows:

                                      2009            2008

Audit Fees                       $  18,000       $  10,000
Audit-Related Fees                       0               0
Tax Fees                                 0               0
All Other Fees                           0               0
Total                            $  18,000       $  10,000

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2009 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2009.

During the approval process, the Board considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm's independence, including compliance with rules and regulations of the SEC. Throughout the year, the Board will review any revisions to the estimates of audit fees initially estimated for the engagement.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Balance Sheets at July 31, 2009 and 2008

   Statements of Operations for the years ended July 31, 2009 and 2008

   Statements of Shareholders' Deficit for the years ended
   July 31, 2009 and 2008

   Statements of Cash Flows for the years ended July 31, 2009 and 2008

   Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

   All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

   The exhibits listed below are filed with or incorporated by reference in this annual report on Form 10-K.

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

3.1 Certificate of Incorporation (included as exhibit 3.1 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.2 By-laws (included as exhibit 3.2 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.3  Certificate of Amendment to the Certificate of Incorporation, dated
     June 22, 2009 (included as exhibit 3.1 to the Form 8-K filed June 26, 2009 and incorporated herein by reference).

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

10.4 Secured Promissory Note between the Company and The Cellular Connection, Ltd., dated January 20, 2009 (included as exhibit 10.5 to the Form 10-Q filed March 20, 2009 and incorporated herein by reference).

10.5 Convertible Promissory Note between the Company and Metro One Development, Inc., dated June 18, 2009 (included as exhibit 10.5 to the Form 10-Q filed June 19, 2009 and incorporated herein by reference).

10.6 Secured Promissory Note between the Company and The Cellular Connection, Ltd., dated April 30, 2009 (included as exhibit 10.6 to the Form 10-Q filed June 19, 2009 and incorporated herein by reference).

14.1 Code of Ethics (included as exhibit 14.1 to the Form 10-KSB filed November 13, 2008 and incorporated herein by reference).

23.1 Consent of Independent Auditors, MSCM LLP (filed herewith).

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


                                        Date:   November 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Michael Levine                                         November 13, 2009
-------------------------  President, Chief Executive Officer,-----------------
  Michael Levine           Chairman and Director

By:/s/ Henry Goldberg      Chief Financial Officer, Principal November 13, 2009
-------------------------  Accounting Officer and Director    -----------------
  Henry Goldberg

By:/s/ Bram Lecker         Director                           November 13, 2009
-------------------------                                     -----------------
  Bram Lecker