Form 10-Q
period 2009-10-31
Vital Products, Inc.
filed 2009-12-18
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended October 31, 2009

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 3, 2009, the Issuer had 30,455,187 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED OCTOBER 31, 2009



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements...............................................F1

Balance Sheets as of October 31, 2009 and
   July 31, 2009 (unaudited)................................................F1

Statements of Operations for the three months ended
   October 31, 2009 and 2008 (unaudited)....................................F2

Statement of Shareholders' Deficit for the three months
   ended October 31, 2009 (unaudited).......................................F3

Statements of Cash Flows for the three months ended
   October 31, 2009 and 2008 (unaudited)....................................F4

NOTES TO FINANCIAL STATEMENTS..........................................F5 - F8

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................4

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........8

Item 4T - Controls and Procedures............................................8


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................9

Item 1A - Risk Factors.......................................................9

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........10

Item 3 - Defaults Upon Senior Securities....................................10

Item 4 - Submission of Matters to a Vote of Security Holders................10

Item 5 - Other Information..................................................10

Item 6 - Exhibits...........................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Balance Sheets
October 31, 2009 and July 31, 2009
(Unaudited)
                                                     October 31,     July 31,
                                                       2009            2009
                                                    ----------      ----------
ASSETS
    Current assets
        Cash                                     $         321    $      8,046
        Accounts receivable                              7,213          25,134
        Inventory                                       21,531          41,795
                                                    ----------      ----------
               Total current assets                     29,065          74,975
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation      22,877          25,058
                                                    ----------      ----------
                                                        22,877          25,058
                                                    ----------      ----------
Total assets                                      $     51,942    $    100,033
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities  $    152,695    $    190,932
        Note payable to Cellular Connection Ltd.       239,900         199 457
        Advances from related parties                   41,748           7,579
                                                    ----------      ----------
Total current liabilities                              434,343         397,968
                                                    ----------      ----------

SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding
        respectively                                       400             400
  Capital stock; $0.0001 par value;
    100,000,000 shares authorized,
      30,455,187 and 30,455,187 issued and
        outstanding respectively                         3,045           3,045
    Additional paid-in capital                       2,846,421       2,846,421
    Accumulated other comprehensive income              93,050          92,263
    Accumulated deficit                             (3,325,317)     (3,240,064)
                                                    ----------      ----------
    Total stockholders' deficit                       (382,401)       (297,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $    51,942     $   100,033
                                                    ==========      ==========

See Accompanying Notes to Financial Statements
                                                                            F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three months ended October 31, 2009 and 2008
(Unaudited)

                                For The     For The
                                  Three       Three
                                 Months      Months
                                  Ended       Ended
                                October     October
                               31, 2009    31, 2008
                            -----------  ----------


Sales                      $     2,670   $        -
Cost of sales                   21,616            -
                           -----------   ----------
Gross profit                   (18,946)           -
                           -----------   ----------
Operating expenses
  Depreciation                   2,078        2,041
  Selling, general and
  administrative expenses       23,014      111,767
                           -----------   ----------
    Total operating expenses    25,092      113,808
                           -----------   ----------
Net operating loss             (44,038)    (113,808)

Other expenses
  Financing costs              (40,439)     (96,516)
  Loss on currency
  exchange rate                   (776)    (302,217)
                           -----------   ----------
Net loss for the
  period                   $   (85,253)  $ (512,541)
                           ===========   ==========
Net loss per
  common share, basic
    and fully diluted      $     (0.00)  $    (3.16)
                           ===========   ==========
Weighted average number
  of common shares
    outstanding, basic
     and fully diluted      30,455,187      162,326
                           ===========   ==========




See Accompanying Notes to Financial Statements
                                                                            F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the three months ended October 31, 2009
(Unaudited)

                                                                           Accumulated
                                                                           Other
                                                    Additional             Compreh-
              Preferred Stock      Common Stock     Paid-In                ensive
              Number   Amount     Number   Amount   Capital     Deficit    Income        Total
                                                               (Loss)
----------------------------------------------------------------------------------------------


Balance,
July 31, 2009    40,000  $400  30,455,187  $ 3,045 $2,846,421 ($3,240,064)  $92,263  $(297,935)

Foreign
currency
translation           -     -           -        -         -            -       787        787

Net loss for
  the period          -     -           -        -         -      (85,253)        -    (85,253)
----------------------------------------------------------------------------------------------
Balance,
October 31, 2009 40,000  $400  30,455,187  $ 3,045 $2,846,421 ($3,325,317)  $93,050  $(382,401)
==============================================================================================



See Accompanying Notes to Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the three months ended October 31, 2009 and 2008
(Unaudited)



                                                         For The      For The
                                                          Three        Three
                                                          Months       Months
                                                          Ended        Ended
                                                          October      October
                                                         31, 2009     31, 2008

                                                       -----------  ----------


Operating activities
    Net loss for the period                            $   (85,253)  $(512,541)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain on currency exchange rate                         -     302,217
          Depreciation                                       2,078       2,041
          Interest on notes payables                             -      88,310
          Accretion on debt discount and interest           41,230           -
          Stock based expenses                                   -     100,000
          Change operating assets and liabilities:
             Accounts receivable                            17,809           -
             Inventory                                      20,083           -
             Accounts payable and accrued liabilities      (37,439)     (7,154)
             Advances from related parties                  34,179           -
                                                       -----------  ----------
Net cash used in operating activities                       (7,312)    (27,127)
                                                       -----------  ----------
Financing activities
   Advance from bank overdraft                                   -       4,385
                                                       -----------  ----------
Net cash provided by financing activities                        -       4,385
                                                       -----------  ----------
Foreign currency translation effect                           (413)     19,940
                                                       -----------  ----------
Net increase in cash                                        (7,725)     (2,802)
Cash at beginning of period                                  8,046       2,802
                                                       -----------  ----------
Cash at end of period                                    $     321    $      0
                                                       ===========  ==========

                                                                            F4

See Accompanying Notes to Financial Statements

VITAL PRODUCTS, INC.
Notes to Interim Financial Statements
October 31, 2009 and 2008
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

The accompanying unaudited financial statements of Vital Products, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended July 31, 2009 of Vital Products, Inc.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the three months ended October 31, 2009 and 2008, the Company incurred losses of ($85,253) and ($512,541), respectively, and cash used in operations was ($7,312) and ($27,127), respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at October 31, 2009 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

FOREIGN CURRENCY TRANSLATION

The Company determined the functional currency to be the Canadian dollar and, accordingly, their financial information are translated into U.S. dollars using exchange rates in effect at year-end. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income (loss) within stockholders' deficit.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC Subtopic 605, Revenue Recognition. Under FASB ASC Subtopic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                                                            F6

INCOME TAXES

The Company follows FASB ASC Subtopic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.
Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

BASIC LOSS PER SHARE

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

COMPREHENSIVE INCOME

The Company has adopted FASB ASC Subtopic 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FASB ASC Subtopic 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Subtopic 105, Generally Accepted Accounting Principles, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. In the first quarter of fiscal year 2010, the Company changed its historical U.S. GAAP references to comply with the Codification. The adoption of this guidance did not impact the Company's results of operations, financial condition or liquidity since the Codification is not intended to change or alter existing U.S. GAAP.

                                                                            F7

SUBSEQUENT EVENTS

In May 2009, the FASB issued authoritative guidance included in FASB ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the first quarter of fiscal year 2010, the Company adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. The Company has evaluated subsequent events occurring after the balance sheet through December 18, 2009, which is the date the financial statements were issued. This guidance did not change the Company's procedures for reviewing subsequent events.

NOTE 3 - NOTE PAYABLE TO CELLULAR CONNECTION LTD.

                               Date of Issuance   Maturity Date    Issue Amount
                               ----------------   -------------    ------------
Promissory Note 1 Principal    January 20, 2009   January 19, 2010     $100,000
Promissory Note 2 Principal    April 30, 2009     April 30, 2010         50,000
Promissory Note 3 Principal    June 12, 2009      June 12, 2010          22,000
Interest                                                                 30,176
Accretion                                                                37,724
                                                                      ---------
                                                                       $239,900
                                                                      =========

The Company issued three convertible secured promissory notes to The Cellular Connection Ltd. The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of the face value of the loan and mature one year from the day of their respective issuance.

As of October 31, 2009, the unamortized discount on the promissory notes payable amounts to $19,613. The Holder has the right to convert the Notes plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined using a conversion price based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

For the three months ended October 31, 2009 and 2008, the Company had rent expense totaling $8,314 and $8,164, respectively and as of October 31, 2009 and July 31, 2009 advances of $41,748 and $7,579, respectively, and outstanding payables totaling $93,539 and $85,568, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 - SUBSEQUENT EVENT

On December 15, 2009, we filed a registration statement with the Securities and Exchange Commission that registered 65,000,000 shares of common stock to be issued as compensation to employees. We are authorized to issue 100,000,000 shares of common stock and as of December 15, 2009 we had 30,455,187 shares of common stock issued and outstanding. To preserve cash, we intend to issue up to 65,000,000 shares of common stock as compensation to our employees and consultants which will significantly dilute the equity interests of existing shareholders.

                                                                            F8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed November 13, 2009, for the year ended July 31, 2009, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed November 13, 2009, for the year ended July 31, 2009.

OVERVIEW

We incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, we purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.

At July 31, 2008, our sole business was to manufacture two products under the "On The Go" name: a padded training seat that helps toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create products that are affordable to develop, priced competitively for the consumer and that can be introduced into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

In August 2008, we changed our business plan and began the process of developing a new line of business as a distributor of industrial packaging products. On September 17, 2008, we entered into a Letter of Intent to purchase Montreal-based Den Packaging Corporation. We believe that the addition of Den Packaging will undoubtedly strengthen our standing in the industrial packaging sector. We are currently in the process of renegotiating a final agreement to consummate the purchase of Den Packaging.

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

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines.


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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Financial Statements:

VALUATION OF LONG-LIVED ASSETS

We assess the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted net cash flows over the remaining useful life is less than the carrying amount of the assets.

REVENUE RECOGNITION

We recognize revenue in accordance with FASB ASC Subtopic 605, Revenue Recognition. Under FASB ASC Subtopic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. We generally recognize revenue at the time of delivery of goods. Sales are reflected net of discounts and estimated returns based on historical patterns. We record amounts billed to customers for shipping and handling as sales revenues. We include costs incurred for shipping and handling in cost of sales.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles ("GAAP")

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Subtopic 105, Generally Accepted Accounting Principles, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. In the first quarter of fiscal year 2010, the Company changed its historical U.S. GAAP references to comply with the Codification. The adoption of this guidance did not impact the Company's results of operations, financial condition or liquidity since the Codification is not intended to change or alter existing U.S. GAAP.

SUBSEQUENT EVENTS

In May 2009, the FASB issued authoritative guidance included in FASB ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the first quarter of fiscal year 2010, the Company adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. The Company has evaluated subsequent events occurring after the balance sheet through December 18, 2009, which is the date the financial statements were issued. This guidance did not change the Company's procedures for reviewing subsequent events.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

REVENUES:

We had revenues of $2,670 for the three months ended October 31, 2009, as compared to revenues of $0 for the three months ended October 31, 2008. The increase in revenues was primarily the result of our development of a new product line.

COST OF SALES:

Our cost of sales for the three months ended October 31, 2009 was $21,616, compared to $0 for the three months ended October 31, 2008. The increase in cost of sales was directly related to the increase in sales and the write off of certain inventory in the amount of $19,225.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative costs were $23,014 for the three months ended October 31, 2009, compared to $111,767 for the three months ended
October 31, 2008. The decrease in selling, general and administrative expenses was primarily the result of stock based expenses related to consulting services in the previous year.

NET LOSS:

Our net loss for the three months ended October 31, 2009 was $85,253, compared to a net loss of $512,541 for the three months ended October 31, 2008. The decrease in net loss was a result of our development of a new product line that increased our sales, a decreased loss due to foreign exchange, as well as a decrease in our selling, general and administrative expenses as described above.

TOTAL ASSETS:

Our total assets as of October 31, 2009 were $51,942, a decrease of $48,091, as compared to the fiscal year ended July 31, 2009 which was $100,033. The decrease was a result of a decrease in accounts receivable from sales and inventory in 2009. Our total liabilities as of October 31, 2009 were $434,343, an increase of $36,375, as compared to $397,968 for the fiscal year ended
July 31, 2009. The increase in our total liabilities compared to the prior year ended July 31, 2009 was primarily the result of the increased advances from related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, we had total current assets of $29,065 and total current liabilities of $434,343, resulting in a working capital deficit of $405,278. At the end of the quarterly period ending October 31, 2009, we had cash of $321. Our cash flow from operating activities for the three months ended October 31, 2009 resulted in a deficit of $7,312. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended October 31, 2009 was $0. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations.
In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of October 31, 2009, we have $239,900 of advances due to The Cellular Connection Ltd. payable on demand. The initial $172,000 advanced from The Cellular Connection, Ltd. is the aggregate amount due under three convertible secured promissory notes with an aggregate face amount of $206,400. We issued these notes to The Cellular Connection Ltd. during 2009. The aggregate face amount includes one year of interest totaling $34,400 and actual loan amount totaling $172,000. The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of January 19, 2010, April 30, 2010 and June 12, 2010. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

Pursuant to the terms of the convertible secured promissory notes, The Cellular Connection Ltd. may elect to secure a portion of our assets not to exceed 200% of the face amount of the notes, including, but not limited to, accounts receivable, cash, marketable securities, equipment, or inventory.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CANNOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLANS AND THEREFORE MAY HAVE TO CEASE OUR OPERATIONS

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending October 31, 2009, we had a cash balance of $321. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

WE HAVE ISSUED CONVERTIBLE SECURED PROMISSORY NOTES THAT ARE FULLY SECURED BY OUR ASSETS AND IF WE ARE UNABLE TO PAY THE NOTES ON THE MATURITY DATES WE MAY HAVE TO CEASE OPERATIONS

We have issued three convertible secured promissory notes to The Cellular Connection Ltd. that bear interest at 20% per annum and have maturity dates beginning on January 19, 2010. As of October 31, 2009 we had $239,900 due under the note issuances to The Cellular Connection and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

WE RECENTLY REGISTERED SHARES OF COMMON STOCK TO BE ISSUED TO EMPLOYEES PURSUANT TO OUR STOCK COMPENSATION THAT WILL SIGNIFICANTLY DILUTE THE EQUITY INTERESTS OF EXISTING SHAREHOLDERS IN OUR COMPANY

We filed a registration statement with the Securities and Exchange Commission that registered 65,000,000 shares of common stock to be issued as compensation to employees. We are authorized to issue 100,000,000 shares of common stock and as of December 15, 2009 we had 30,455,187 shares of common stock issued and outstanding. To preserve cash, we intend to issue up to 65,000,000 shares of common stock as compensation to our employees and consultants which will significantly dilute the equity interests of existing shareholders. Consequently, the price of our common stock will likely fall and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2009, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended October 31, 2009, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 2009, we did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

Dated: December 18, 2009                     Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: December 18, 2009                     By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director