Form 10-Q
period 2010-01-31
Vital Products, Inc.
filed 2010-03-22
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended January 31, 2010

                                     or

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

          245 DRUMLIN CIRCLE, CONCORD, ONTARIO, CANADA L4K 3E4
        ---------------------------------------------------------
                  (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 12, 2010, the Issuer had 271,255,187 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JANUARY 31, 2010



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements...............................................F1

Balance Sheets as of January 31, 2010 and
   July 31, 2009 (unaudited)................................................F1

Statements of Operations for the three and six months ended
   January 31, 2010 and 2009 (unaudited)....................................F2

Statement of Shareholders' Deficit for the six months
   ended January 31, 2010 (unaudited).......................................F3

Statements of Cash Flows for the six months ended
   January 31, 2010 and 2009 (unaudited)....................................F4

NOTES TO FINANCIAL STATEMENTS.........................................F5 - F13

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................4

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........13

Item 4T - Controls and Procedures...........................................13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................13

Item 1A - Risk Factors......................................................14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........14

Item 3 - Defaults Upon Senior Securities....................................14

Item 4 - Submission of Matters to a Vote of Security Holders................15

Item 5 - Other Information..................................................15

Item 6 - Exhibits...........................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Balance Sheets
January 31, 2010 (Unaudited) and July 31, 2009
                                                     January 31,     July 31,
                                                       2010            2009
                                                    ----------      ----------
ASSETS
    Current assets
        Cash                                     $       3,819    $      8,046
        Accounts receivable                             13,985          25,134
        Inventory, net of inventory reserve
           of $15,805 (July 31, 2009 - $0)              21,649          41,795
                                                    ----------      ----------
               Total current assets                     39,453          74,975
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation           0          25,058
                                                    ----------      ----------
                                                             0          25,058
                                                    ----------      ----------
Total assets                                      $     39,453    $    100,033
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities $ 149,037 $ 190,932 Convertible Notes payable to
           Cellular Connection Ltd.                    254,826         199,457
        Advances from related parties                   54,865           7,579
                                                    ----------      ----------
Total current liabilities                              458,728         397,968
                                                    ----------      ----------

SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding
        respectively                                       400             400
  Capital stock; $0.0001 par value;
    100,000,000 shares authorized,
      95,455,187 and 30,455,187 issued and
        outstanding respectively                         9,545           3,045
    Additional paid-in capital                       3,197,421       2,846,421
    Accumulated other comprehensive income              82,870          92,263
    Accumulated deficit                             (3,709,511)     (3,240,064)
                                                    ----------      ----------
    Total stockholders' deficit                       (419,275)       (297,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $    39,453     $   100,033
                                                    ==========      ==========

See Accompanying Notes to Financial Statements
                                                                            F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and six months ended January 31, 2010 and 2009
(Unaudited)

                                For The     For The         For The     For The
                                  Three       Three             Six         Six
                                 Months      Months          Months      Months
                                  Ended       Ended           Ended       Ended
                                January     January         January     January
                               31, 2010    31, 2009        31, 2010    31, 2009
                            -----------  ----------     -----------  ----------


Sales                      $     9,184  $        -     $    11,854  $        -
Cost of sales                    6,246           -          27,862           -
                           -----------  ----------     -----------  ----------
Gross profit                     2,938           -         (16,008)          -
                           -----------  ----------     -----------  ----------
Operating expenses
  Depreciation                       -       1,816           2,078       3,857
  Write-down of equipment       23,142           -          23,142           -
  Selling, general and
  administrative expenses      374,700      54,358         397,714     166,125
                           -----------  ----------     -----------  ----------
    Total operating expenses   397,842      56,174         422,934     169,982
                           -----------  ----------     -----------  ----------
Net operating loss            (394,904)    (56,174)       (438,942)   (169,982)

Other income (expenses)
  Financing costs              (31,587)    (91,319)        (72,026)   (187,835)
  Gain (loss) on currency
  exchange rate                  2,297      15,390           1,521    (286,827)
  Gain on extinguishment
     of debt                    40,000           -          40,000           -
                           -----------  ----------     -----------  ----------
Net loss for the period    $  (384,194) $ (132,103)    $  (469,447) $ (644,644)
                           ===========  ==========     ===========  ==========
Net loss per common share,
 basic and fully diluted   $     (0.01) $    (0.29)    $     (0.01) $    (2.11)
                           ===========  ==========     ===========  ==========
Weighted average number
  of common shares
  outstanding, basic
  and fully diluted         72,139,971     449,935      51,297,576     305,560
                           ===========  ==========     ===========  ==========







See Accompanying Notes to Financial Statements
                                                                            F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the six months ended January 31, 2010
(Unaudited)

                                                                           Accumulated
                                                                           Other
                                                    Additional  Accumu-    Compreh-
              Preferred Stock      Common Stock     Paid-In     lated      ensive
              Number   Amount     Number   Amount   Capital     Deficit    Income        Total
----------------------------------------------------------------------------------------------


Balance,
July 31, 2009    40,000  $400  30,455,187  $ 3,045 $2,846,421 ($3,240,064)  $92,263  $(297,935)

Issuance of stock
for consulting
services              -     -  65,000,000    6,500    351,000           -         -    357,500

Foreign
currency
translation           -     -           -        -         -            -    (9,393)    (9,393)

Net loss for
  the period          -     -           -        -         -     (469,447)        -   (469,447)
----------------------------------------------------------------------------------------------
Balance,
October 31, 2009 40,000  $400  95,455,187  $ 9,545 $3,197,421 ($3,709,511)  $82,870  $(419,275)
==============================================================================================



See Accompanying Notes to Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the six months ended January 31, 2010 and 2009
(Unaudited)



                                                           For The      For The
                                                               Six          Six
                                                            Months       Months
                                                             Ended        Ended
                                                           January      January
                                                          31, 2010     31, 2009
                                                       -----------   ----------
Operating activities
    Net loss for the period                            $  (469,447)  $(644,644)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Gain on currency exchange rate                         -     286,827
          Depreciation                                       2,078       3,857
          Write-down of equipment                           23,142           -
          Interest on notes payables                             -     176,620
          Accretion on debt discount and interest           70,369           -
          Gain on extinguishment of debt                   (40,000)          -
          Stock based expenses                             357,500     100,000
          Change operating assets and liabilities:
             Accounts receivable                            11,328           -
             Inventory                                      20,442           -
             Accounts payable and accrued liabilities      (43,308)     (9,381)
             Advances from related parties                  47,171           -
                                                       -----------  ----------
Net cash used in operating activities                      (20,725)    (86,721)
                                                       -----------  ----------
Financing activities
   Payment on advances                                           -     (11,574)
   Proceeds from advances                                        -       7,312
   Proceeds from Convertible Note from Cellular             25,000      78,833
                                                       -----------  ----------
Net cash provided by financing activities                   25,000      74,571
                                                       -----------  ----------
Foreign currency translation effect                         (8,502)     14,454
                                                       -----------  ----------
Net increase in cash                                        (4,227)      2,304
Cash at beginning of period                                  8,046       2,802
                                                       -----------  ----------
Cash at end of period                                    $   3,819    $  5,106
                                                       ===========  ==========

Non-cash financing activities:
Renewal of Convertible Note                              $ 120,000    $      -


                                                                            F4

See Accompanying Notes to Financial Statements

VITAL PRODUCTS, INC.
Notes to Financial Statements
January 31, 2010 and 2009
(Unaudited)


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2010 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2010 and 2009, the Company incurred losses of ($469,447) and ($644,644), respectively, and cash used in operations was ($20,725) and ($86,721), respectively. The Company financed its operations through loans payable from related parties and vendors' credit. Additionally, the Company paid its employees and consultants in common stock to preserve cash.

Management believes that the current cash balances at January 31, 2010 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

Accordingly, these financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and has a negative working capital. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, the Company may not obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

                                                                            F5

ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform to generally accepted accounting principles in the United States. The financial statements are reported in United States dollars.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates include amounts for impairment of equipment, share based compensation, inventory obsolescence and allowance for doubtful accounts.


FOREIGN CURRENCY TRANSLATION

The Company determined the functional currency to be the Canadian dollar and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income within stockholders' deficit.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $15,805 at January 31, 2010
(July 31, 2009 - $0). During the three month period ended January 31, 2010, the reserve was reduced by $3,420 as inventory previously reserved was sold.

                                                                            F6

STOCK-BASED COMPENSATION

The Company follows the authoritative guidance for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.


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

BASIC LOSS PER SHARE

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued (codified within ASC 225 -Income Statement). Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 did not have any material effect on the financial position and results of operations of the Company.

In May 2008, the FASB issued Staff Position (-FSP) APB 14-1, -Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements) (codified within ASC 470 -Debt). This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This
FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of APB 14-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F7

In June 2008, the FASB issued FSP EITF 03-6-1, -Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the -two-class method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, -Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (-EITF No. 07-05) (codified within ASC 815 -Derivatives and Hedging). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on August 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2007 the FASB issued SFAS 159, -The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (codified within ASC 825 -Financial Instruments). The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.
The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt this pronouncement for its fiscal year beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (-SFAS) No. 157, -Fair Value Measurements (-SFAS 157) (codified within ASC 820). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning August 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 (codified within ASC 820)., Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP
FAS 157-3 (codified within ASC 820)., Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in a market that is not active and provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

                                                                             F8

In December 2007, the FASB issued SFAS No. 141(R), - Business Combinations, (SFAS 141(R)) (codified under ASC 805, - Business Combinations). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have any material impact on our financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, - Amendments to the Impairment Guidance of EITF Issue No. 99-20 (codified within ASC 325 -Investments). This FSP amends the impairment guidance in EITF Issue No. 99-20, - Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 -Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of EITF 99-20-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and
FAS 124-2) (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820 - Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively.
The adoption of FSP FAS 157 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                             F9

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 -Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009.
The adoption of SFAS 168 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 -Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140,
- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F10

In June 2009, the FASB issued SFAS No. 167, -Amendments to FASB Interpretation No. 46(R) (SFAS 167) (codified within ASC 810 -Consolidation). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have any material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No.
2009-05, - Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, - Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)
(ASU 2009-12) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. Management should dislose that they are evaluating the impact of the future adoption of this standard or if already determined disclose the impact.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 is not expected to have any material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, - Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                                                            F11

In January 2010, the FASB issued ASU 2010-01, - Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, - Consolidation (Topic 810)
- Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.
The adoption of ASU 2010-06 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, - Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
(ASU 2010-11) (codified within ASC 815 - Derivatives and Hedging).
ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.


NOTE 3 - CONVERTIBLE NOTES PAYABLE TO CELLULAR CONNECTION LTD.

                               Date of Issuance   Maturity Date    Issue Amount
                               ----------------   -------------    ------------
Promissory Note 1 Principal    January 20, 2010   January 19, 2011     $120,000
Promissory Note 2 Principal    April 30, 2009     April 30, 2010         50,000
Promissory Note 3 Principal    June 12, 2009      June 12, 2010          22,000
Promissory Note 4 Principal    November 18, 2009  November 17, 2010      25,000
Interest                                                                 16,811
Accretion                                                                21,015
                                                                      ---------
                                                                       $254,826
                                                                      =========

The Company issued four convertible secured promissory notes to The Cellular Connection Ltd. The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of the face value of the loan and mature one year from the day of their respective issuance.

                                                                            F12

On January 20, 2010, Promissory Note 1 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $40,000 gain.

As of January 31, 2010, the unamortized discount on the promissory notes payable amounts to $51,318. The Holder has the right to convert the Notes plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined using a conversion price based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

For the six months ended January 31, 2010 and 2009, the Company had rent expense totaling $16,813 and $13,713, respectively and as of January 31, 2010 and July 31, 2009 advances of $54,865 and $7,579, respectively, and outstanding payables totaling $102,933 and $85,568, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

On February 19, 2010, a Certificate of Amendment filed by the Company with the State of Delaware to increase authorized shares of capital stock from 100,000,000 to 1,000,000,000 became effective.

On February 26, 2010, we agreed to amend the terms of Promissory Note 1 issued by Vital Products, Inc. to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0003 per share of our common stock, and the Company extended the expiration date of the note.

Management has evaluated subsequent events though the date that the financial Statements were approved for issuance.


                                                                            F13

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

At July 31, 2008, our sole business was to manufacture two products under the "On The Go" name: a padded training seat that helped toddlers with potty training, and a baby bath with a contoured shape to cradle babies 0-6 months old. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create affordable products and that can be introduced into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

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

On January 13, 2009, we announced that we had commenced production of Biofill(TM), our bio-based foam in place packaging product, and on January 26, 2009, we received our first purchase order. On January 30, 2009, we received a second purchase order for our Biofill(TM) product from a major North American manufacturer.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued (codified within ASC 225 -Income Statement). Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 did not have any material effect on the financial position and results of operations of the Company.

In May 2008, the FASB issued Staff Position (-FSP) APB 14-1, -Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements) (codified within ASC 470 -Debt). This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This
FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of APB 14-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, -Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified within ASC 260 -Earnings Per Share). Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the -two-class method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, -Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (-EITF No. 07-05) (codified within ASC 815 -Derivatives and Hedging). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on August 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF Issue No. 07-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2007 the FASB issued SFAS 159, -The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (codified within ASC 825 -Financial Instruments). The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.
The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt this pronouncement for its fiscal year beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (-SFAS) No. 157, -Fair Value Measurements (-SFAS 157) (codified within ASC 820). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning August 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 (codified within ASC 820)., Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP
FAS 157-3 (codified within ASC 820)., Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in a market that is not active and provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), - Business Combinations, (SFAS 141(R)) (codified under ASC 805, - Business Combinations). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have any material impact on our financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, - Amendments to the Impairment Guidance of EITF Issue No. 99-20 (codified within ASC 325 -Investments). This FSP amends the impairment guidance in EITF Issue No. 99-20, - Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Additionally, the FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115 -Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This guidance is effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of EITF 99-20-1 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and
FAS 124-2) (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC 820 - Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively.
The adoption of FSP FAS 157 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 -Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB's Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009.
The adoption of SFAS 168 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 -Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140,
- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have any material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, -Amendments to FASB Interpretation No. 46(R) (SFAS 167) (codified within ASC 810 -Consolidation). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 is not expected to have any material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No.
2009-05, - Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have any material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, - Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)
(ASU 2009-12) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 is not expected to have any material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. Management should dislose that they are evaluating the impact of the future adoption of this standard or if already determined disclose the impact.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 is not expected to have any material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, - Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, - Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, - Consolidation (Topic 810)
- Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 is not expected to have any material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.
The adoption of ASU 2010-06 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, - Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
(ASU 2010-11) (codified within ASC 815 - Derivatives and Hedging).
ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009

REVENUES:

We had revenues of $11,854 for the six months ended January 31, 2010, as compared to revenues of $0 for the six months ended January 31, 2009. The increase in revenues was the result of our development of a new product line.

COST OF SALES:

Our cost of sales for the six months ended January 31, 2010 was $27,862, compared to $0 for the six months ended January 31, 2009. The increase in cost of sales was directly related to the increase in sales and the write off of certain inventory in the amount of $19,225 in the previous quarter. An inventory reserve of $15,805 was recorded at January 31, 2010
(July 31, 2009 - $0). During the three month period ended January 31, 2010, the reserve was reduced by $3,420 as inventory previously reserved was sold.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative costs were $397,714 for the six months ended January 31, 2010, compared to $166,125 for the six months ended
January 31, 2009. The increase in selling, general and administrative expenses was primarily the result of stock based expenses related to consulting services in the current period. During the period, 65,000,000 shares, valued at $357,500, were issued to consultants for further business development.

NET LOSS:

Our net loss for the six months ended January 31, 2010 was $469,447, compared to a net loss of $644,644 for the six months ended January 31, 2009. The decrease in net loss was a result of our development of a new product line that increased our sales, an increase in consulting expenses offset by a decreased loss from foreign exchange, as well as a decrease in our financing costs.

TOTAL ASSETS:

Our total assets as of January 31, 2010 were $39,453, a decrease of $60,580, as compared to the fiscal year ended July 31, 2009 which was $100,033. The decrease was a result of a decrease in accounts receivable from sales and inventory. We have also written off $23,142 in certain equipment which we believe has no further benefit to the company. Our total liabilities as of January 31, 2010 were $458,728, an increase of $60,760, as compared to $397,968 for the fiscal year ended July 31, 2009. The increase in our total liabilities compared to the prior year ended July 31, 2009 was primarily the result of the increased advances from related parties and the issue of Convertible Notes payable to the Cellular Connection Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, we had total current assets of $39,453 and total current liabilities of $458,728, resulting in a working capital deficit of $419,275. At the end of the quarterly period ending January 31, 2010, we had cash of $3,819. Our cash flows from operating activities for the six months ended January 31, 2010 resulted in cash used of $20,725. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2010 was $25,000. We will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations.
In addition to the amounts needed to fund our operations, we estimate we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of January 31, 2010, we have $254,826 of advances due to The Cellular Connection Ltd. payable on demand. The initial $217,000 advanced from The Cellular Connection, Ltd. is the aggregate amount due under four convertible secured promissory notes with an aggregate face amount of $260,400. We issued these notes to The Cellular Connection Ltd. during 2009 and 2010. The aggregate face amount includes one year of interest totaling $43,400 and actual loan amount totaling $217,000. The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of April 30, 2010, June 12, 2010, November 18, 2010 and January 19, 2011. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

WE NEED EXTERNAL FUNDING TO SUSTAIN AND GROW OUR BUSINESS AND IF WE CANNOT FIND THIS FUNDING ON ACCEPTABLE TERMS, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLANS AND THEREFORE MAY HAVE TO CEASE OUR OPERATIONS.

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending January 31, 2010, we had a cash balance of $3,819. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

WE HAVE ISSUED CONVERTIBLE SECURED PROMISSORY NOTES THAT ARE FULLY SECURED BY OUR ASSETS AND IF WE ARE UNABLE TO PAY THE NOTES ON THE MATURITY DATES WE MAY HAVE TO CEASE OPERATIONS.

We have issued four convertible secured promissory notes to The Cellular Connection Ltd. that bear interest at 20% per annum and have maturity dates on April 30, 2010, June 12, 2010, November 18, 2010 and January 19, 2011. As of January 31, 2010 we had $254,826 due under the note issuances to The Cellular Connection and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders and our stock price may decline.

WE FREQUENTLY COMPENSATE EMPLOYEES AND CONSULTANTS WITH EQUITY COMPENSATION THAT WILL SIGNIFICANTLY DILUTE THE EQUITY INTERESTS OF EXISTING SHAREHOLDERS IN OUR COMPANY.

We filed a registration statement with the Securities and Exchange Commission that registered 65,000,000 shares of common stock to be issued as compensation to employees. We are authorized to issue 100,000,000 shares of common stock and as of January 31, 2010 we had 95,455,187 shares of common stock issued and outstanding. As of February 19, 2010, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, to increase our shares of authorized common stock from 100,000,000 to 1,000,000,000. To preserve cash, we continue to pay our employees and consultants in shares of common stock which will significantly dilute the equity interests of existing shareholders. Consequently, the price of our common stock will likely fall and you may lose all or part of your investment.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2010, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended January 31, 2010, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 2010, we did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number          Description of Exhibit

3.1 Certificate of Incorporation (included as exhibit 3.1 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.2 By-laws (included as exhibit 3.2 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).

3.3 Certificate of Amendment to the Certificate of Incorporation, dated June 22, 2009 (included as Exhibit 3.1 to the Form 8-K filed
      June 22, 2009, and incorporated herein by reference).

3.4 Certificate of Amendment to the Certificate of Incorporation, dated February 17, 2010 (included as Exhibit 3.1 to the Form 8-K filed February 18, 2010, and incorporated herein by reference).

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

10.6 Convertible Promissory Note between the Company and Metro One Development, Inc. dated June 18, 2009 (included as exhibit 10.5 to the
      Form 10-Q   filed June 19, 2009 and incorporated herein by reference).

10.6 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated April 30, 2009 (included as exhibit 10.6 to the Form 10-Q filed June 19, 2009 and incorporated herein by reference).

10.7 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated June 12, 2009 (filed herewith).

10.8 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated November 30, 2009 (filed herewith).

10.9  Vital Products, Inc. November 2009 Stock Option Plan, dated
      November 19, 2009 (included as Exhibit 10.1 to the Form S-8 filed December 1, 2009, and incorporated herein by reference).

10.10 Side Letter Agreement amending the Secured Promissory Note between the Company and The Cellular Connection, dated February 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed February 26, 2010, and incorporated herein by reference).

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

Dated: March 22, 2010                     Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: March 22, 2010                     By:/s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director