Form 10-Q
period 2010-04-30
Vital Products, Inc.
filed 2010-06-18
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended April 30, 2010

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of June 17, 2010, the Issuer had 979,455,187 shares of common stock issued and outstanding, par value $0.0001 per share.

                            VITAL PRODUCTS, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 2010



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements...............................................F1

Balance Sheets as of April 30, 2010 and
   July 31, 2009 (unaudited)................................................F1

Statements of Operations for the three and nine months ended
   April 30, 2010 and 2009 (unaudited)......................................F2

Statement of Shareholders' Deficit for the nine months
   ended April 30, 2010 (unaudited).........................................F3

Statements of Cash Flows for the nine months ended
   April 30, 2010 and 2009 (unaudited)......................................F4

NOTES TO FINANCIAL STATEMENTS.........................................F5 - F11

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................4

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........10

Item 4T - Controls and Procedures...........................................10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................11

Item 1A - Risk Factors......................................................11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........13

Item 3 - Defaults Upon Senior Securities....................................13

Item 4 - Submission of Matters to a Vote of Security Holders................13

Item 5 - Other Information..................................................13

Item 6 - Exhibits...........................................................13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Balance Sheets
April 30, 2010 (Unaudited) and July 31, 2009
                                                     April 30,       July 31,
                                                       2010            2009
                                                    ----------      ----------
ASSETS
    Current assets
        Cash                                     $       2,326    $      8,046
        Accounts receivable                            198,532          25,134
        Inventory, net of inventory reserve
           of $11,518 (July 31, 2009 - $0)             145,358          41,795
                                                    ----------      ----------
               Total current assets                    346,216          74,975
                                                    ----------      ----------
    Other
        Equipment, net of accumulated depreciation           0          25,058
                                                    ----------      ----------
                                                             0          25,058
                                                    ----------      ----------
Total assets                                      $    346,216    $    100,033
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable and accrued liabilities $ 265,000 $ 190,932 Convertible Notes payable to
           Cellular Connection Ltd.                    156,014         199,457
        Advances from related parties                  294,019           7,579
                                                    ----------      ----------
Total current liabilities                              715,033         397,968
                                                    ----------      ----------

SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding
        respectively                                       400             400
  Capital stock; $0.0001 par value;
    1,000,000,000 shares authorized,
      575,455,187 and 30,455,187 issued and
        outstanding respectively                        57,545           3,045
    Additional paid-in capital                       3,437,421       2,846,421
    Accumulated other comprehensive income              64,011          92,263
    Accumulated deficit                             (3,928,194)     (3,240,064)
                                                    ----------      ----------
    Total stockholders' deficit                       (368,817)       (297,935)
                                                    ----------      ----------
Total liabilities and stockholders' deficit        $   346,216     $   100,033
                                                    ==========      ==========

See Accompanying Notes to Financial Statements
                                                                            F1

VITAL PRODUCTS, INC.
Statements of Operations
For the three and nine months ended April 30, 2010 and 2009
(Unaudited)

                                For The     For The         For The     For The
                                  Three       Three            Nine        Nine
                                 Months      Months          Months      Months
                                  Ended       Ended           Ended       Ended
                                  April       April           April       April
                               30, 2010    30, 2009        30, 2010    30, 2009
                            -----------  ----------     -----------  ----------


Sales                      $   251,087  $   11,614     $   262,941  $   11,614
Cost of sales                  177,475           -         205,337           -
                           -----------  ----------     -----------  ----------
Gross profit                    73,612      11,614          57,604      11,614
                           -----------  ----------     -----------  ----------
Operating expenses
  Depreciation                       -       1,809           2,078       5,666
  Write-down of equipment            -           -          23,142           -
  Selling, general and
  administrative expenses      127,098      21,773         524,812     187,898
                           -----------  ----------     -----------  ----------
    Total operating expenses   127,098      23,582         550,032     193,564
                           -----------  ----------     -----------  ----------
Net operating loss             (53,486)    (11,968)       (492,428)   (181,950)

Other income (expenses)
  Financing costs             (178,286)   (105,176)       (250,312)   (293,011)
  Gain (loss) on currency
  exchange rate                 13,089      34,477          14,610    (252,350)
  Gain on extinguishment
     of debt                         -           -          40,000           -
                           -----------  ----------     -----------  ----------
Net loss for the period    $  (218,683) $  (82,667)    $  (688,130) $ (727,311)
                           ===========  ==========     ===========  ==========
Net loss per common share,
 basic and fully diluted   $     (0.00) $    (0.11)    $     (0.00) $    (1.58)
                           ===========  ==========     ===========  ==========
Weighted average number
  of common shares
  outstanding, basic
  and fully diluted        342,754,062     778,612     146,314,528     459,778
                           ===========  ==========     ===========  ==========


See Accompanying Notes to Financial Statements
                                                                            F2

VITAL PRODUCTS, INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended April 30, 2010
(Unaudited)

                                                                           Accumulated
                                                                           Other
                                                    Additional  Accumu-    Compreh-
              Preferred Stock      Common Stock     Paid-In     lated      ensive
              Number   Amount     Number   Amount   Capital     Deficit    Income        Total
----------------------------------------------------------------------------------------------


Balance,
July 31, 2009    40,000  $400  30,455,187  $ 3,045 $2,846,421 ($3,240,064)  $92,263  $(297,935)

Issuance of stock
for consulting
services              -     -  65,000,000    6,500    351,000           -         -    357,500

Beneficial conversion
Feature on convertible
promissory note       -     -           -        -    144,000           -         -    144,000

Issuance of stock
for conversion of
promissory note       -     - 480,000,000   48,000     96,000           -         -    144,000

Foreign
currency
translation           -     -           -        -         -            -   (28,252)   (28,252)

Net loss for
  the period          -     -           -        -         -     (688,130)        -   (688,130)
----------------------------------------------------------------------------------------------
Balance,
April 30, 2010   40,000  $400 575,455,187  $57,545 $3,437,421 ($3,928,194)  $64,011  $(368,817)
==============================================================================================



See Accompanying Notes to Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Statements of Cash Flows
For the nine months ended April 30, 2010 and 2009
(Unaudited)



                                                           For The      For The
                                                              Nine         Nine
                                                            Months       Months
                                                             Ended        Ended
                                                             April        April
                                                          30, 2010     30, 2009
                                                       -----------   ----------
Operating activities
    Net loss for the period                            $  (688,130)  $(727,311)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          (Gain) loss on currency exchange rate            (14,610)    252,350
          Depreciation                                       2,078       5,666
          Write-down of equipment                           23,142           -
          Interest on notes payables                             -     264,930
          Accretion on debt discount and interest          217,015      17,500
          Gain on extinguishment of debt                   (40,000)          -
          Stock based expenses                             357,500     100,000
          Change operating assets and liabilities:
             Accounts receivable                          (165,266)    (10,783)
             Inventory                                     (97,141)    (10,197)
             Accounts payable and accrued liabilities       60,070     (18,932)
             Advances from related parties                 289,560           -
                                                       -----------  ----------
Net cash used in operating activities                      (55,744)   (126,777)
                                                       -----------  ----------
Financing activities
   Payment on advances                                           -     (11,574)
   Proceeds from Convertible Notes Payable                  35,000     150,000
                                                       -----------  ----------
Net cash provided by financing activities                   35,000     138,426
                                                       -----------  ----------
Foreign currency translation effect                         15,024       8,988
                                                       -----------  ----------
Net increase in cash                                        (5,720)     20,637
Cash at beginning of period                                  8,046       2,802
                                                       -----------  ----------
Cash at end of period                                    $   2,326    $ 23,439
                                                       ===========  ==========

Non-cash financing activities:
Conversion of Convertible Note Payable                   $ 144,000    $      -



See Accompanying Notes to Financial Statements

                                                                            F4

VITAL PRODUCTS, INC.
Notes to Financial Statements
April 30, 2010 and 2009
(Unaudited)


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2010 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - GOING CONCERN

Liquidity and Going Concern

During the nine months ended April 30, 2010 and 2009, the Company incurred losses of ($688,130) and ($727,311), respectively, and cash used in operations was ($55,744) and ($126,777), respectively. The Company financed its operations through loans payable from related parties and vendors' credit. Additionally, the Company paid its employees and consultants in common stock to preserve cash.

The Company entered into a License Agreement on February 27, 2010 with Den Packaging Corporation, in which the Company's Chief Executive Officer has a majority ownership interest. For the nine months ended April 30, 2010 and 2009, $230,798 and $0 of the Company's revenue, respectively, is a result of this License Agreement. This License Agreement is has a duration of one year and is renewable monthly thereafter and can be cancelled by Licensor on 60 days notice.

The Company has allowed for a lender to secure a portion of Company assets up to 200% of the face value of convertible notes payable as disclosed in
Note 4.

Management believes that the current cash balances at April 30, 2010 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.
                                                                            F5

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORY

Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $11,518 at April 30, 2010
(July 31, 2009 - $0). During the three month period ended April 30, 2010 the reserve recorded at January 31, 2010 was reduced by $4,287 as inventory previously reserved was sold.

STOCK-BASED COMPENSATION

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

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

BASIC LOSS PER SHARE

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive. However, these dilutive securities could potentially dilute earnings per share in the future.
                                                                            F7

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, -"Amendments to FASB Interpretation No. 46(R) (SFAS 167)" (codified within ASC 810-Consolidation). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R).
SFAS 167 is effective for fiscal years beginning after November 15, 2009.
The adoption of SFAS 167 did not have a material impact on the Company's financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company's financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.
ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company's financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing". ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities". ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 did not have a material impact on the Company's financial position, results of operations or cash flows.
                                                                            F8

In January 2010, the FASB issued ASU 2010-01, "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash."
ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A
Scope Clarification". ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have a material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.


NOTE 4 - CONVERTIBLE NOTES PAYABLE TO CELLULAR CONNECTION LTD.

                               Date of Issuance   Maturity Date    Issue Amount
                               ----------------   -------------    ------------
Promissory Note 2 Principal    April 30, 2009     April 30, 2010         50,000
Promissory Note 3 Principal    June 12, 2009      June 12, 2010          22,000
Promissory Note 4 Principal    November 18, 2009  November 17, 2010      25,000
Promissory Note 5 Principal    March 26, 2010     March 25, 2011         10,000
Interest                                                                 21,784
Accretion                                                                27,230
                                                                      ---------
                                                                       $156,014
                                                                      =========

Each of the notes bear interest at 20% per annum and allow for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance.
                                                                            F9

On January 20, 2010, Promissory Note 1 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal was accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $40,000 gain.

On February 26, 2010, the Company agreed to amend the terms of Promissory
Note 1 with a carrying value of $144,000 issued to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the issued price of the Note was $144,000 and the conversion feature of the Note was amended to a fixed conversion price of $0.0003 per share of common stock, and the Company extended the expiration date of the note. The amendment of the terms of Promissory Note 1 resulted in a beneficial conversion feature of $144,000 since the closing price of common stock on February 26, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $144,000 is included in additional paid-in capital. Commencing on February 26, 2010 and ending on March 24, 2010 the holder of the note converted Promissory Note 1 plus accrued interest into shares of the Company's common stock. The debt discount of $144,000 as result of the beneficial conversion feature is fully amortized and included in finance costs in the statement of operations.

As of April 30, 2010, the unamortized discount on the outstanding promissory notes payable amounts to $15,186. The Holder has the right to convert the Notes plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. For Notes 3, 4 and 5, the number of common stock to be issued will be determined using a conversion price based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.

On May 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 per share of common stock, to change the face value of the Note to $72,000 which aggregates principal and accumulated interest through April 30, 2010 and extend the maturity of the Note to April 30, 2011.

On June 12, 2010, Promissory Note 3 renewed for an additional year under the terms outlined in the original Note.

NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

For the nine months ended April 30, 2010 and 2009, the Company had rent expense totaling $25,559 and $22,666, respectively and as of April 30, 2010 and July 31, 2009 advances of $80,427 and $7,579, respectively, and outstanding payables totaling $117,345 and $85,568, respectively, with Zynpack Packaging Inc. in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.
                                                                            F10

On February 27, 2010, the Company entered into a License Agreement with Den Packaging Corporation, in which the Company's Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, the Company has the right to market the products of the Licensor as well as the right of use of the facilities of the Licensor including but not limited to the sales and distribution facilities. The Company purchased all of the inventory on hand as of March 1, 2010 and pays a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by the Licensor as provided for in the agreement. The Licensor may at any time in its sole discretion, with sixty days prior notice terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination the Company shall immediately stop the use of the facilities as described.

Under the License Agreement, the Company shares office space and other facilities with other operations carried on by Den Packaging Corporation. Revenues are allocated based on actual sales generated under the License Agreement and sales generated by other operations. Cost of sales in these interim financial statements for operations under the License Agreement is estimated based on historical gross profit of 28% and administrative costs are allocated based on the Company's share of total sales generated in the facilities.

As a result of the License Agreement, the Company recorded the purchase of inventory on March 1, 2010 of $108,642 which was valued at Den Packaging Corporation's cost. In addition, included in the statement of operations during the nine period April 30, 2010 are sales of $230,798, cost of sales of $166,174 and selling, general and administrative expenses of $76,646 and a loss of $12,022 as a result of the License Agreement.

As of April 30, 2010 and July 31, 2009 advances of $213,592 and $0, respectively, are due to Den Packaging Corporation. These advances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 - FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments on the accompanying interim balance sheet for cash, accounts receivable, accounts payable and accrued liabilities, convertible notes, and advances from related parties are carried at amortized cost, which approximates fair value.

NOTE 7 - RISK MANAGEMENT

The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended April 30, 2010, one customer represent approximately 17% of sales and 24% of the total outstanding accounts receivable. For the nine months ended April 30, 2009, concentration risks were not significant. Management continually monitors its credit terms with customers to reduce credit risk exposure.

NOTE 8 - SUBSEQUENT EVENTS

On May 31, 2010, we agreed to amend the terms of Promissory Note 2 issued by Vital Products, Inc. to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 per share of common stock, and the Company extended the expiration date of the note to April 30, 2011.

Commencing on June 1, 2010 and ending on June 16, 2010 the holder converted a portion of Promissory Note 2 into 404,000,000 shares of the Company's common stock.

                                                                            F11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Form 10-Q and in our Form 10-K filed
November 13, 2009, for the year ended July 31, 2009, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

At July 31, 2008, our sole business was to manufacture two products marketed to infants and toddlers under the "On The Go" name. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create affordable products that can be introduced into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

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

On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we have the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, stock-based compensation, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

STOCK-BASED COMPENSATION

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167, -" Amendments to FASB Interpretation No. 46(R)" (codified within ASC 810-Consolidation).
SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.
ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing". ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 did not have a material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)
- Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities". ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash".
ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A
Scope Clarification". ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" (codified within ASC 820 -" Fair Value Measurements and Disclosures"). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.


RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND 2009

REVENUES:

We had revenues of $262,941 for the nine months ended April 30, 2010, as compared to revenues of $11,614 for the nine months ended April 30, 2009. The increase in revenues was due to the License Agreement entered into with Den Packaging Corporation on February 27, 2010. Included in revenues are sales of $230,798 as a result of the License Agreement.

COST OF SALES:

Our cost of sales for the nine months ended April 30, 2010 was $205,337, compared to $0 for the nine months ended April 30, 2009. The increase in cost of sales was directly related to the increase in sales and the write off of certain inventory in the amount of $19,225 in a previous quarter. An inventory reserve of $11,518 was recorded at April 30, 2010
(July 31, 2009 - $0). During the three month period ended April 30, 2010, the reserve was reduced by $4,287 as inventory previously reserved was sold. Included in cost of sales are expenses of $166,174 as a result of the License Agreement with Den Packaging Corporation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative costs were $524,812 for the nine months ended April 30, 2010, compared to $187,898 for the nine months ended April 30, 2009. The increase in selling, general and administrative expenses was primarily the result of stock based expenses related to consulting services in the current period. During the period, 65,000,000 shares, valued at $357,500, were issued to consultants for further business development and expenses related to the License Agreement entered into with Den Packaging Corporation. Also included in general and administrative expenses are expenses of $76,646 as a result of the License Agreement.


NET LOSS:

Our net loss for the nine months ended April 30, 2010 was $688,130, compared to a net loss of $727,311 for the nine months ended April 30, 2009. The decrease in net loss was a result of our development of a new product line that increased our sales, an increase in consulting expenses offset by a decreased loss from foreign exchange, as well as a decrease in our financing costs. The results of operations due to the License Agreement with Den Packaging Corporation contributed $12,022 to our net loss for the nine months ended April 30, 2010.

TOTAL ASSETS:

Our total assets as of April 30, 2010 were $346,216, an increase of $246,183, as compared to the fiscal year ended July 31, 2009 which was $100,033. The increase was a result of $108,642 in inventory purchased on March 1, 2010 and an increase of $169,205 in accounts receivable as part of the License Agreement entered into with Den Packaging Corporation. We have also written off $23,142 in certain equipment that we believe has no further benefit to our Company.

TOTAL LIABILITIES

Our total liabilities as of April 30, 2010 were $715,033, an increase of $317,065, as compared to $397,968 for the fiscal year ended July 31, 2009. The increase in our total liabilities compared to the prior year ended
July 31, 2009 was primarily the result of the increased advances from related parties and an increase of $100,902 in accounts payable related to the License Agreement entered into with Den Packaging Corporation.

As of April 30, 2010 and July 31, 2009 advances of $80,427 and $7,579, respectively, and outstanding payables totaling $117,345 and $85,568, respectively, are due to Zynpack Packaging Inc. in which our Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of April 30, 2010 and July 31, 2009 advances of $213,592 and $0, respectively, are due to Den Packaging Corporation in which our Chief Executive Officer has a majority ownership interest. These advances are non-interest bearing, unsecured and have no specified terms of repayment.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had total current assets of $346,216 and total current liabilities of $715,033, resulting in a working capital deficit of $368,817. At the end of the quarterly period ending April 30, 2010, we had cash of $2,326. Our cash flows from operating activities for the nine months ended April 30, 2010 resulted in cash used of $55,744. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations and we will need cash in the immediate future or our business may fail. Our cash flow from financing activities for the nine months ended
April 30, 2010 was $35,000. We will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we estimate we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of April 30, 2010, we have $156,014 of advances due to The Cellular Connection Ltd. payable on demand. The initial $107,000 advanced from The Cellular Connection, Ltd. is the aggregate amount due under four convertible secured promissory notes with an aggregate face amount of $128,400. We issued these notes to The Cellular Connection Ltd. during 2009 and 2010.
The aggregate face amount includes one year of interest totaling $21,400 and actual loan amount totaling $107,000. The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of April 30, 2010, June 12, 2010, November 17, 2010 and March 25, 2011. The
outstanding face amount of the convertible secured promissory notes will increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. Three of the notes entitle the holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

On May 31, 2010, we agreed to amend the terms a Promissory Note originally issued to the Cellular Connection Ltd. on April 30, 2009. The original Note had an issue amount of $50,000, a face amount of $60,000 and was due April 30, 2010. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 per share of common stock, to change the face value of the Note to $72,000 which aggregates principal and accumulated interest through April 30, 2010 and extend the maturity of the Note to April 30, 2011. Commencing on June 1, 2010 and ending on June 16, 2010 the holder converted a portion of the Promissory Note into 404,000,000 shares of the Company's common stock


Pursuant to the terms of the convertible secured promissory notes, The Cellular Connection Ltd. may elect to secure a portion of our assets not to exceed 200% of the face amount of the notes, including, but not limited to, accounts receivable, cash, marketable securities, equipment, or inventory.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending April 30, 2010, we had a cash balance of $2,326. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding at April 30, 2010 four convertible secured promissory notes to The Cellular Connection Ltd. that bear interest at 20% per annum and have maturity dates on June 12, 2010, November 18, 2010, March 25, 2011 and April 30, 2011. As of April 30, 2010, we had $156,014 due under the note issuances to The Cellular Connection and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders and our stock price may decline.

WE FREQUENTLY COMPENSATE EMPLOYEES AND CONSULTANTS WITH EQUITY COMPENSATION THAT WILL SIGNIFICANTLY DILUTE THE EQUITY INTERESTS OF EXISTING SHAREHOLDERS IN OUR COMPANY.

We filed a registration statement with the Securities and Exchange Commission that registered 65,000,000 shares of common stock to be issued as compensation to employees. We are authorized to issue 1,000,000,000 shares of common stock and as of April 30, 2010 we had 575,455,187 shares of common stock issued and outstanding. To preserve cash, we continue to pay our employees and consultants in shares of common stock which will significantly dilute the equity interests of existing shareholders. Consequently, the price of our common stock will likely fall and you may lose all or part of your investment.

WE DO NOT HAVE ENOUGH AUTHORIZED SHARES TO CONVERT ALL OUTSTANDING SHARES OF OUR CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE NOTES. IF WE DO NOT INCREASE OUR AUTHORIZED SHARES, WE MAY NOT BE ABLE TO COMPLY WITH THE TERMS OF THOSE INSTRUMENTS.

We have issued certain convertible securities including notes and preferred stock that convert into shares of our common stock. We do not currently have enough common stock authorized to provide for the number of shares we will have to issue if all of our outstanding securities were to convert or be exercised. In order to increase our authorized shares of common stock, we will have to amend our Certificate of Incorporation which will require a shareholder vote. If shareholders do not approve an increase in our authorized shares of common stock, we will have to consider alternatives to meet our obligations to issue shares of common stock including a reverse split or attempting to renegotiate the convertible notes. We believe shareholders will approve the increase in authorized shares so we have not yet explored these alternatives. If we cannot meet the terms of our convertible notes when they come due, we may default on those notes. The notes are secured against our assets and such a default could result in the holder of the note foreclosing on our assets. If such event occurs, we will likely have to terminate our business and declare bankruptcy.

WE RELY ON RELATED PARTIES FOR A SUBSTANTIAL PORTION OF OUR REVENUE AND OPERATIONS. THE LOSS OF THE BUSINESS WITH THESE RELATED PARTIES WOULD ADVERSELY AFFECT OUT BUSINESS.

In the ordinary course of our business we deal with a number of parties that are owned or otherwise controlled by Michael Levine, our Chief Executive Officer. On February 27, 2010, we entered into a license agreement with Den Packaging Corporation, in which Mr. Levine has a majority ownership interest. For the nine months ended April 30, 2010 and April 30, 2009, we had rent expense of $25,559 and $22,666, respectively to Zynpack Packaging, Inc., in which Mr. Levine has a majority ownership interest.
As of April 30, 2010 the Company has $80,427 in advances, and $117,345 in outstanding payables to Zynpack Packaging, Inc. We believe these related party relationships can provide access attractively prices resources and increase revenues. There are no agreements, written or otherwise, obligating Zynpack Packaging Inc. to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.


IF OUR LICENSING AGREEMENT WITH DEN PACKAGING CORPORATION TERMINATES OR IS CANCELED BY DEN PACKAGING THEN OUR BUSINESS MAY FAIL.

Most of our revenues are attributable to a License Agreement with Den Packaging Corporation. This License agreement allows us to market the Licensor's products and use their facilities, including sales and distribution facilities. The term of this agreement is twelve months, but is cancelable by Den Packaging
at its sole discretion upon sixty days notice.   The Licensing Agreement may
continue on a month-to-month basis at Den Packaging's discretion, but they are not obligated to continue the Licensing Agreement. If the Licensing Agreement terminates by its terms or it is terminated by Den Packaging, we must immediately stop using the facilities to which we currently have access. Additionally, our revenues would also decrease. Unless we are able to replace the Licensing Agreement or otherwise shift our business model to one that generates revenues, our business may be materially harmed and we may need to curtail or cease operations.


Other than as listed above, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended July 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2010, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended April 30, 2010, we did not have any defaults upon senior securities.

ITEM 4. Reserved.


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

10.1 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated January 20, 2009 (included as exhibit 10.5 to the Form 10-Q filed March 20, 2009 and incorporated herein by reference).

10.2 Convertible Promissory Note between the Company and Metro One Development, Inc. dated June 18, 2009 (included as exhibit 10.5 to the
     Form 10-Q   filed June 19, 2009 and incorporated herein by reference).

10.6 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated April 30, 2009 (included as exhibit 10.6 to the Form 10-Q filed June 19, 2009 and incorporated herein by reference).

10.4 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated June 12, 2009 (included as exhibit 10.7 to the Form 10-Q filed March 22, 2010 and incorporated herein by reference).

10.5 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated November 30, 2009 (included as exhibit 10.8 to the Form 10-Q filed March 22, 2010 and incorporated herein by reference).

10.6  Vital Products, Inc. November 2009 Stock Option Plan, dated
      November 19, 2009 (included as Exhibit 10.1 to the Form S-8 filed December 1, 2009, and incorporated herein by reference).

10.7 Side Letter Agreement amending the Secured Promissory Note between the Company and The Cellular Connection, dated February 26, 2010 (included as Exhibit 10.1 to the Form 8-K filed February 26, 2010, and incorporated herein by reference).

10.8 Side Letter Agreement amending the Secured Promissory Note between the Company and The Cellular Connection, dated May 31, 2010 (included as
      Exhibit 10.1 to the Form 8-K filed June 2, 2010, and incorporated herein by reference).

10.9 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated March 26, 2010 (filed herewith)

10.10 License Agreement between the Company Den Packaging Corporation dated February 27, 2010 (filed herewith)

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

Dated: June 18, 2010                     Vital Products, Inc.


                                             By: /s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer




Dated: June 18, 2010                         By: /s/ Henry Goldberg
                                             ----------------------------
                                             Henry Goldberg, Chief Financial
                                             and Principal Accounting Officer
                                             and Director