Form 10-K
period 2010-07-31
Vital Products, Inc.
filed 2010-12-14
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $591,821
(based on a total of 95,455 shares of the registrant's common stock held by non-affiliates on January 29, 2010, at the closing price of $6.20 per share)

The number of shares of outstanding common stock of the registrant as of December 3, 2010 was 32,812,000.


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

        ITEM 6.    Selected Financial Data...............................13

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................13

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................17

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F18

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................18

        ITEM 9A(T) Controls and Procedures...............................18

        ITEM 9B.   Other Information.....................................19
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................19

        ITEM 11.   Executive Compensation................................22

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............23

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................24

        ITEM 14.   Principal Accounting Fees and Services................25

        ITEM 15.   Exhibits, Financial Statement Schedules...............25

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

OUR BUSINESS

As of July 31, 2008, our sole business was to manufacture two products marketed to infants and toddlers under the "On The Go" name. As of July 31, 2008, these two products failed to produce enough revenue for us to cover our expenses. After evaluating the market for baby care products, we determined that the industry does not offer enough opportunity for a small company to create affordable products that can be introduced into distribution channels without significant expense. As a result, we decided not to invest further funds developing our baby products line.

In August 2008, we changed our business plan and began the process of developing a new line of business as a distributor of industrial packaging products. On September 17, 2008, we entered into a Letter of Intent to purchase Montreal-based Den Packaging Corporation. The transaction proposed in the Letter of Intent did not close. On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation as noted below.

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believe that DLW will work closely with us to develop new products for existing markets and establish product line extensions to further our market share reach as a developer of industrial packaging products. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we have let the agreement expire on July 31, 2010.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we agreed to market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product. As we have not had a product commercialized we have let the agreement expire on July 31, 2010.

On January 13, 2009, we formally announced that we had commenced production of Biofill (TM), our bio-based foam packaging product, and on January 26, 2009, we received our first purchase order. On January 30, 2009, we received a second purchase order for our Biofill product from a major North American manufacturer.

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines. As of July 31, 2010 we have limited production of this new paper packaging system.

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

The Company has determined that Den Packaging is a Variable Interest Entity and the Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation has been consolidated into the Company's financial statements.

EMPLOYEES

As of November 15, 2010 we had two full time employees.

CUSTOMERS

The company currently has many customers. One customer represents 15% of the total outstanding accounts receivable and 15% of our total sales. Concentration risks were not significant. We are looking to expand our customer base in Canada and the United States. In general, the dealers and consumers of our products also sell and use other similar products, some of which compete with our products.

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

Our industry is highly competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. Our competition includes:

        * Ranpack
        * Sealed Air
        * Pregis

DISTRIBUTION

We provide same-day and next-day services to all of our customers. Our products are delivered via couriers such as FedEx, UPS and Purolator and our delivery truck to meet our delivery commitments. We believe that our ability to continue to grow our revenue base depends in part upon our ability to provide our customers with efficient and reliable service.

We distribute our products through one primary point of distribution located in Concord, Ontario, Canada and our facility in Montreal, Quebec, Canada. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

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


GOVERNMENTAL REGULATION

There are no government regulations for our current product line.


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

As of November 15, 2010 we had two full time employees with whom we intend to continue to develop new products. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

IF WE LOSE THE RESEARCH AND DEVELOPMENT SKILLS AND MANUFACTURING CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

Michael Levine founded our Company. He invested the necessary start-up costs from his personal finances and he is our chief product engineer. In addition, Mr. Levine has relationships with our key raw material suppliers. These relationships with our raw material suppliers afford us access to valuable resources that help ensure raw product availability on time that is competitively priced. Our success depends in large part upon Mr. Levine's contacts in this industry. If we were to lose the benefit of his services, our ability to obtain raw materials at an affordable price would be adversely affected which would have a negative impact on our operations. We presently have no employment agreement with Mr. Levine.


OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated December 9, 2010, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our consolidated financial statements for the fiscal year ended July 31, 2010. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

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

Den Packaging Corporation is headquartered in a leased facility in Montreal, Quebec, Canada and pays approximately $1,700 CDN per month in rent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended July 31, 2010 we did not submit any matters to a vote of security holders.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since June 16, 2008. The stock currently trades under the symbol "VTPI.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 100 reverse stock split, effective July 6, 2009 and a 1 for 1000 reverse stock split, effective August 9, 2010.

                                                 High    Low

For the Fiscal Year Ended July 31, 2010

First Quarter ended October 31, 2009            $200.00   $ 10.50

Second Quarter ended January 31, 2010           $ 15.00   $  3.80

Third Quarter ended April 30, 2010              $  5.70   $  1.60

Fourth Quarter ended July 31, 2010              $  1.40   $  0.10


For the Fiscal Year Ended July 31, 2009

Fourth Quarter ended July 31, 2009          $  1,700.00   $ 50.00

Holders

The number of record holders of our common stock as of November 9, 2010 was approximately 400, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2010, we do not have any securities authorized for issuance under equity compensation plans.


SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2010, we did not issue securities under any Stock Option Plans.


RECENT SALES OF UNREGISTERED SECURITIES

All amounts have been adjusted to reflect a 1 to 1000 stock reverse split on July 30, 2010.

On October 2, 2008, we issued 10,000 restricted shares of common stock to Michael Levine as a deposit on the acquisition of Den Packaging Inc., valued at $900,000. On April 24, 2009 Michael Levine returned the shares to us.

On October 2, 2008, we issued 500 restricted shares of common stock to Downshire Capital as compensation for investor relation services valued at $100,000. On April 24, 2009 Downshire Capital returned the shares to us.

Between October 14, 2008 and May 11, 2009, an existing investor converted $2,119,452 principal and interest amount of a promissory note into an aggregate of 90,838 shares of our common stock, at a weighted average conversion rate of $23.30 per share. Payments under the note are convertible into shares of our common stock at seventy five percent of the lowest closing best bid prices of our common stock for the fifteen trading days prior to the conversion date.

Between August 6, 2009 and August 17, 2009, an existing investor converted $294,864 principal and interest amount in loans into an aggregate of 29,486 share of our common stock, at a conversion rate of $10.00 per share.

On December 3, 2009, 65,000 shares of our common stock were issued to various consultants for business development services. Stock was valued at $357,500 or $5.50 per share.

Between February 26, 2010 and March 24, 2010, an existing investor converted $144,000 principal and interest amount in loans into an aggregate of 480,000 share of our common stock, at a conversion rate of $0.30 per share.

Between June 1, 2010 and June 22, 2010, an existing investor converted $42,454 principal and interest amount in loans into an aggregate of 424,545 share of our common stock, at a conversion rate of $0.10 per share.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and Notes thereto, and other financial information included elsewhere in this annual report on Form 10-K.

Overview

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in July 2005. Our fiscal year end is July 31.
On February 27, 2010, we entered into a Licensing Agreement with Den Packing Corporation that allows us to sell the material, handling and packaging products that they have access to. As a result of this agreement, Den
Packaging has been consolidated as a variable interest entity.

Management's Strategic Vision

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In August 2008, we changed our business plan to pursue a new line of business as a developer and distributor of material, handling and industrial packaging products. We are not able to predict when we will move forward with our business plan until we can raise additional capital. The agreement with Den Packaging Corporation allows us access to a broader range of products to sell and an existing customer base.

Challenges and Uncertainties

We currently have bank indebtedness of $36,616 and we may not be able to arrange any additional debt financing. Additionally, we may not be able to successfully consummate offerings of stock or other securities in order to meet our future capital requirements. If we cannot raise additional capital through issuing stock or incurring debt, we may not be able to sustain or grow our business which may cause our revenues and stock price to decline.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, impairment of long-term assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the consolidated financial statements:


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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was primarily codified in Topic 220, Comprehensive Income in the Accounts Standards Codification, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.

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

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's condensed consolidated financial statements.

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

Results of Operations for the Fiscal Year Ended July 31, 2010 Compared to the Fiscal Year Ended July 31, 2009

Revenues:

Our revenues increased by 1441% during the year, from $41,225 in fiscal 2009 to $635,233 in fiscal 2010. The increase in revenues was primarily the result of the License Agreement with Den Packaging Corporation on February 27, 2010 which was effective March 1, 2010. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Den Packaging Corporation, a Variable Interest Entity, and Den Packaging Corporation has been fully consolidated in our financial statements.

Cost of Sales:

Our cost of sales increased by 1412% during the year, from $32,002 in fiscal 2009 to $483,857 in fiscal 2010. The increase in cost of sales was directly related to the sales associated with the License Agreement with Den Packaging Corporation.

Selling, General, Administrative and Consulting Expenses:

Our selling, general, administrative and consulting expenses for the year ended July 31, 2010 increased by $402,780, or 141% to $687,816, as compared to $285,036 for the year ended July 31, 2009. The increase in selling, general and administrative expenses was primarily the result of the additional expenses incurred through Den Packaging Corporation. Additionally, we issued 65,000 shares valued at $357,500 for consultants hired to develop and promote our product lines.

Net income (loss):

Our net loss attributable to Vital Products for the year ended July 31, 2010 was $770,770, as compared to a net loss of $963,177 for the year ended
July 31, 2009. The $192,407 decrease in net loss compared to the prior year was primarily attributable to a reduction in finance costs and gain on currency exchange. The loss attributed to Den Packaging Corporation was $21,617.

Our total assets for the year ended July 31, 2010 were $430,099, an increase of 330%, or $330,066, as compared to $100,033 for the fiscal year ended
July 31, 2009. The increase in total assets compared to the prior year was primarily the result of an increase in inventory and accounts receivable obtained as part of the License Agreement with Den Packaging Corporation.

Our total liabilities for the year ended July 31, 2010 were $577,252, a increase of $179,284, or 45%, as compared to $397,968 for the year ended July 31, 2009. The increase in our total liabilities compared to the prior year was primarily the result of increased accounts payable related to the License Agreement with Den Packaging Corporation and an increase in advances from related party.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2010.

Liquidity and Capital Resources
As of July 31, 2010, we had total current assets of $407,783 and total current liabilities of $577,252, resulting in a working capital deficit of $169,469. As of July 31, 2010, we had cash of $395. Our cash used in operating activities for the year ended July 31, 2010 was $134,537.

Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash inflow from financing activities for the year ended July 31, 2010 was $130,277 which was primarily the result of advances from related party and issuance of notes payable. We will need to raise capital of approximately $300,000 to $350,000, through either debt or equity instruments to fund our operations. We may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $762,295 to cover our current liabilities.

The Company issued five convertible secured promissory notes to The Cellular Connection Ltd. and one to Mr. Larry Burke. The notes were issued on April 30, 2010 for $60,000, and June 12, 2010 for $26,400, November 18, 2009
for $25,000, March 26, 2010 for $10,000, June 29, 2010 for $10,000 and
May 27, 2010 for $37,000. The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of their respective face values of the loan and mature one year from the day of their respective issuance. As at July 31, 2010, the unamortized discount on the promissory notes payable amounts to $69,394. The Holder shall have the right to convert the Note plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion. None of the convertible secured promissory notes are in default.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and related notes are included as part of this Annual Report.



                              VITAL PRODUCTS, INC.

                                     INDEX

                            July 31, 2010 and 2009


                                                                    Page


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM............. F1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.......................................... F3

Consolidated Statements of Operations................................ F4

Consolidated Statement of Stockholders' Deficit ..................... F5

Consolidated Statements of Cash Flows................................ F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F7 - F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Products, Inc.
Concord, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Vital Products, Inc. and consolidated variable interest entity as of July 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Vital Products, Inc. for the year ended July 31, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts included in the year ended
July 31, 2009 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vital Products, Inc. and consolidated variable interest entity as of July 31, 2010 and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
Henderson, NV
December 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vital Products, Inc.

We have audited the accompanying balance sheet of Vital Products, Inc. as of July 31, 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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




/s/ MSCM LLP
---------------------------
MSCM LLP
Toronto, Canada
November 13, 2009

VITAL PRODUCTS, INC.
Consolidated Balance Sheets
As at July 31, 2010 and 2009 (Audited)



                                                              2010        2009
                                                        ----------  ----------
ASSETS
  Current
    Cash                                                $      395  $    8,046
    Accounts receivable                                    251,125      25,134
    Inventory                                              148,104      41,795
    Prepaid expenses                                         8,159           -
                                                        ----------  ----------
  Total current assets                                     407,783      74,975

  Equipment, net of accumulated depreciation                22,316      25,058
                                                        ----------  ----------
Total assets                                            $  430,099  $  100,033
                                                        ==========  ==========

LIABILITIES
  Current
    Bank overdraft                                      $    2,579  $        -
    Revolving demand credit facility                        34,037           -
    Accounts payable and accrued liabilities               204,710     105,364
    Accounts payable and accrued liabilities
- related party                                      121,667      85,568
    Convertible notes payable, net of unamortized debt
     discount of $68,394 and $25,217 at July 31, 2010
     and July 31, 2009, respectively                       134,590     199,457
    Advances from related party                             79,669       7,579
                                                        ----------  ----------
  Total current liabilities                                577,252     397,968
                                                        ----------  ----------

SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 0 issued and outstanding
        respectively                                           400         400
  Capital stock; $0.0001 par value;
    1,000,000,000 and 100,000,000 shares authorized and
      1,000,000 and 30,455 issued and outstanding
        respectively                                           100           3
  Additional paid-in capital                             3,597,320   2,849,463
  Accumulated other comprehensive income                    70,598      92,263
  Accumulated deficit                                   (4,010,834) (3,240,064)
                                                        ----------  ----------
                                                          (324,416)   (297,935)
  Non-controlling interest                                 195,263           -
                                                        ----------  ----------
  Total stockholders' deficit                             (147,153)   (297,935)
                                                        ----------  ----------
Total liabilities and stockholders' deficit             $  430,099  $  100,033
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Consolidated Statements of Operations
For the years ended July 31, 2010 and 2009 (Audited)


                                                              2010        2009
                                                        ----------  ----------

Sales                                                   $  635,233  $   41,225
Cost of sales                                              483,857      32,002
                                                        ----------  ----------
Gross profit                                               151,376       9,223
                                                        ----------  ----------
Operating expenses
  Depreciation                                               2,078       7,685
  Impairment of equipment                                   23,142           -
  Selling, general and administrative                      306,683     149,389
  Consulting                                               381,133     135,647
                                                        ----------  ----------
    Total operating expenses                               713,036     292,721
                                                        ----------  ----------
Net operating loss                                       ( 561,660)  ( 283,498)

Other revenues (expenses)
  Financing costs                                        ( 312,368)  ( 441,324)
  Gain (loss) on currency exchange                          12,841   ( 238,355)
  Gain on settlement of debt                                68,800           -
                                                        ----------  ----------
Net loss for year                                        ( 792,387)  ( 963,177)

Net loss attributable to non-controlling interest        (  21,617)          -
                                                        ----------  ----------
Net loss attributable to Vital Products Inc.            $( 770,770) $( 963,177)
                                                        ==========  ==========
Net loss attributable to Vital Products Inc.
  per common share - Basic and Diluted                     ($ 3.68)   ($476.58)
                                                        ==========  ==========
Weighted average number of common shares outstanding       209,258       2,021
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Consolidated Statement of Changes in Shareholders' Deficit
For the years ended July 31, 2010 and 2009


                                                               Accumulated
                                                               Other
                                                    Additional Compreh-    Non
              Preferred Stock      Common Stock     Paid-In    ensive      Controlling Deficit
              Number   Amount     Number   Amount   Capital    Income      Interest     (Loss)       Total
                                          <C >
-----------------------------------------------------------------------------------------------------------
Balance,
July 31, 2008         -  $  -         108  $     - $ 335,550 ($176,598)          -  ($2,276,887) ($2,117,935)
------------------------------------------------------------------------------------------------------------
Issuance of
common stock
for services          -     -           5        -   100,000         -           -            -     100,000

Issuance of
common stock
for conversion of
promissory note       -     -      30,395        3 2,414,313         -           -            -   2,414,316

Issuance of
preferred stock
for conversion of
common stock     40,000   400         (40)       -      (400)        -           -           -            -

Return of shares      -     -         (13)       -         -         -           -           -            -

Foreign
currency
translation           -     -           -        -         -   268,861           -            -      268,861

Net loss for
  the year            -     -           -        -         -         -           -     (963,177)    (963,177)
------------------------------------------------------------------------------------------------------------
Balance,
July 31, 2009    40,000  $400      30,455  $     3 $2,849,463  $92,263           -  ($3,240,064)   $(297,935)
------------------------------------------------------------------------------------------------------------
Issuance of
common stock
for services          -     -      65,000        7   357,493         -           -           -      357,500


Beneficial conversion
feature on convertible
promissory notes      -     -           -        -   204,000         -           -           -       204,000

Issuance of
common stock
for conversion of
promissory notes      -     -     904,545       90   186,364         -           -           -       186,454

Acquisition of Den
Packaging Inc.        -     -           -        -         -         -     216,880           -       216,880

Net loss attributable
to non-controlling
interest              -     -           -        -         -         -     (21,617)          -       (21,617)

Foreign
currency
translation           -     -           -        -         -   (21,665)          -           -       (21,665)

Net loss attributed to
  Vital Products, Inc.
  the year            -     -           -        -         -         -           -    (770,770)     (770,770)
-----------------------------------------------------------------------------------------------------------
Balance,
July 31, 2010    40,000  $400   1,000,000  $   100 $3,597,320 $ 70,598    $195,263 ($4,010,834)    $(147,153)
===========================================================================================================


See Accompanying Notes to Consolidated Financial Statements
                                                                            F5

VITAL PRODUCTS, INC.
Consolidated Statements of Cash Flows
For the years ended July 31, 2010 and 2009


                                                              2010        2009
                                                        ----------  ----------

Operating activities
    Net loss attributable to Vital Products Inc.
        for the year                                    $ (770,770) $ (963,177)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Non-controlling interest                        (21,617)          -
           Stock issued for services                       357,500     100,000
            Depreciation                                     2,078       7,685
            Write down of equipment                         23,142           -
            Interest on notes payables                           -     298,632
            Accretion of debt discount and
                interest expense                           312,368      27,457
            Gain (loss)on currency exchange                (12,841)    252,350
            Gain on settlement of debt                     (68,800)          -
            Change operating assets and liabilities:
                Accounts receivable                         70,236     (25,134)
                Inventory                                    7,125     (41,795)
                Prepaid expenses                            (3,360)          -
                Accounts payable and accrued liabilities   (29,598)     91,685
                                                        ----------  ----------
Net cash used in operating activities                     (134,537)   (252,297)
                                                        ----------  ----------
Financing activities
   Payment on bank overdraft                               (31,213)          -
   Advance on revolving demand credit facility               9,491           -
   Payment on notes payables                                     -     (11,574)
   Payment on advances                                           -    (294,864)
   Advances from related parties                            69,999       7,579
   Proceeds from note payable                               82,000     172,000
                                                        ----------  ----------
Net cash provided by (used in)financing activities         130,277    (126,859)
                                                        ----------  ----------
Foreign currency translation effect                         (3,391)    384,400
                                                        ----------  ----------
Net increase (decrease) in cash                             (7,651)      5,244
Cash, beginning of period                                    8,046       2,802
                                                        ----------  ----------
Cash, end of period                                     $      395  $    8,046
                                                        ==========  ==========

Interest paid                                           $       -   $        -
Income taxes paid                                       $       -   $        -
Issuance of common stock for conversion of
  promissory note                                       $ 186,454   $        -


See Accompanying Notes to Consolidated financial statements
                                                                            F6

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
July 31, 2010 and 2009


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

In August 2008, we changed our business plan and began the process of developing a new line of business as a distributor of industrial packaging products. On September 17, 2008, we entered into a Letter of Intent to purchase Montreal-based Den Packaging Corporation. The transaction proposed in the Letter of Intent did not close. On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation as noted below.

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believe that DLW will work closely with us to develop new products for existing markets and establish product line extensions to further our market share. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we have let the agreement expire on July 31, 2010.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we will market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product. As we have not had a product commercialized we have let the agreement expire on July 31, 2010.


On January 13, 2009, we announced that we had commenced production of Biofill(TM), our bio-based foam in place packaging product, and on January 26, 2009, we received our first purchase order.

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines. As of July 31, 2010, we have limited production of the new paper packaging product.

                                                                            F7

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

The Company has determined that Den Packaging is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation has been consolidated into the Company's financial statements.


2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the years ended July 31, 2010 and 2009, the Company incurred losses of $770,770 and $963,177, respectively and cash used in operations was $134,537 and $252,297, respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at July 31, 2010 and net future cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and has negative working capital. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.

The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, the Company may not obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis. These consolidated financial statements do not contain any adjustments for this contingency.

                                                                            F8

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles in the United States. The consolidated financial statements are reported in United States dollars.

Consolidation

The consolidated financial statements include the accounts of the Company and its variable interest entity ("VIE") in which the Company is the primary beneficiary. Effective August 1, 2009, the Company adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation.

Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ("FASB"). The Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. Significant estimates include amounts for impairment of equipment, share based compensation, inventory obsolescence and allowance for doubtful accounts.




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

                                                                            F9

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Subtopic 605, Revenue Recognition. Under FASB ASC Subtopic 605, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of sales taxes, discounts and returns.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2010 and 2009, cash equivalents amounted to $0.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At July 31, 2010 and 2009, the allowance for doubtful accounts amounted to $0.

Fair Value of Financial Instruments

The Company's financial instruments comprise cash, accounts receivable, accounts payable and accrued liabilities, notes payable to The Cellular Connection Ltd. and L. Burke, and advances from related party. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.

Inventory

Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $11,518 at July 31, 2010
(July 31, 2009 - $0).

                                                                             F10

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is provided annually as indicated below over the estimated useful life of the asset, except for current year additions on which one-half of the rates are applicable:

        Manufacturing equipment          5 years straight line
        Molds                            3 years straight line

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

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. The guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

                                                                             F11

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

                                For the years ended July 31,
                                2010                    2009

Basic                          209,258                 2,021
Diluted                        209,258                 2,021

The following securities, presented on a common share equivalent basis, have been excluded from the diluted per share computation since their effect was anti-dilutive.

                                  For the years ended July 31,
                                  2010                  2009
Preferred stock                 40,000                40,000

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

                                                                            F12

New Accounting Pronouncements


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

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's condensed consolidated financial statements.

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

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Den Packaging Corporation - On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we have the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

                                                                             F13

We have determined that we are the primary beneficiary of Den Packaging Corporation as our interest in the entity is subject to variability based on results from operations and changes in the fair value. For the period ended April 30, 2010, the License Agreement was determined not to be a VIE because certain operations of Den Packaging Corporation were not included in the Agreement and as such did not meet the definition of a legal entity. After April 30, 2010, all operations of Den Packaging are included in the License Agreement.

The results of operations for Den Packaging Corporation have been included in the financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:

        Current assets                               $   424,773
        Equipment                                         22,850
        Bank indebtedness                                (60,541)
        Accounts payable and accrued liabilities        (161,070)
        Non-controlling interest                        (226,012)
                                                       ---------
                                                     $        -
                                                       =========
At July 31, 2010 our consolidated balance sheet recognizes current assets of 352,068, equipment of $22,316, bank indebtedness of 30,403 and accounts payable and accrued liabilities of $142,342 related to our interests in Den Packaging Corporation. Our statement of operations recognizes sales of $587,859, cost of sales of $444,593 and selling, general and administrative expenses of $164,883 related to our interest in Den Packaging Corporation for the period from March 1, 2010 to July 31, 2010.


4.  INVENTORY

As of July 31, 2010 and 2009, inventory is comprised of finished goods and no provision for inventory obsolescence has been recorded.


5.  EQUIPMENT

As of July 31, 2010 and 2009, equipment consists of the following:

                                                      2010           2009
                                               ------------    -----------
        Machinery and equipment                $   423,404     $   319,265
        Molds                                      218,438         219,355
        Computer hardware and software             133,211               0
        Leasehold improvements                      19,770               0
                                               ------------    -----------
                                                   794,823         538,620
        Less:  Accumulated depreciation           (772,507)       (513,562)
                                               ------------    -----------
        Equipment, net                         $    22,316     $    25,058
                                               ============    ===========

As described in Note 6, the equipment of the Company, along with all other assets, have been pledged as security for the Promissory Notes Payable. Depreciation expense was $2,078 and $7,695 for the years ended July 31, 2010 and 2009, respectively.

                                                                            F14

6.  REVOLVING DEMAND CREDIT FACILITY

Den Packaging Corporation, a consolidated variable interest entity, has an operating line of credit of $225,000 CDN of which $34,037 ($35,000 CDN) is utilized at July 31, 2010. The line of credit bears interest of prime plus 1.75% and is secured by accounts receivable, inventory and other assets of Den Packaging Corporation and a personal guarantee of the President. The terms of the banking agreement year requires Den Packaging Corporation, at its year end of February 28, 2010, to have a minimum tangible worth of $225,000 CDN. At February 28, 2010, Den Packaging Corporation is in compliance thereof.

7.  NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND L. BURKE

                        Original
                        Date of Issuance   Maturity Date       2010      2009
                        ----------------   -------------    --------- ---------
Promissory Note 1       January 20, 2009   January 19, 2011 $      -  $ 100,000
Promissory Note 2       April 30, 2009     April 30, 2011      7,386     50,000
Promissory Note 3       June 12, 2009      June 12, 2011      26,400     22,000
Promissory Note 4       November 18, 2009  November 17, 2010  25,000          -
Promissory Note 5       March 26, 2010     March 25, 2011     10,000          -
Promissory Note 6       June 29, 2010      June 28, 2011      10,000          -
Promissory Note 7       May 27, 2010       May 26, 2011       37,000          -
Interest                                                       8,357     18,274
Accretion                                                     10,447      9,183
                                                           ---------   --------
                                                           $ 134,590  $ 199,457
                                                           =========  =========

As of July 31, 2010 and 2009, notes payable are recorded net of unamortized debt discount of $68,394 and $25,217, respectively.

Each of the notes bears interest at 20% per annum and allow for the lender to secure a portion of the Company assets up to 200% of the face value of the note and mature one year from the day of their respective issuance. Unless otherwise indicated, the holder has the right to convert the Notes plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined using a conversion price based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.


On January 20, 2010, Promissory Note 1 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $40,000 gain.

On February 26, 2010, the Company agreed to amend the terms of Promissory
Note 1 with a carrying value of $144,000 issued to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the issued price of the Note was $144,000 and the conversion feature of the Note was amended to a fixed conversion price of $0.30 per share of common stock, and the Company extended the expiration date of the note. The amendment of the terms of Promissory
Note 1 resulted in a beneficial conversion feature of $144,000 since the closing price of common stock on February 26, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $144,000 is included in additional paid-in capital. Commencing on February 26, 2010 and ending on March 24, 2010 the holder of the note converted Promissory Note 1 plus accrued interest into 480,000 shares of the Company's common stock. The debt discount of $144,000 as result of the beneficial conversion feature is fully amortized and included in finance costs in the statement of operations.


                                                                            F15

On May 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $20,000 gain. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.10 per share of common stock, adjusted for the stock split, to change the face value of the Note to $72,000 which aggregates principal and accumulated interest through April 30, 2010 and extend the maturity of the Note to April 30, 2011. The amendment of the terms of Promissory Note 2 resulted in a beneficial conversion feature of $60,000 since the closing price of common stock on May 31, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $60,000 is included in additional paid-in capital. Commencing on June 1, 2010 and ending on June 22, 2010 the holder of the note converted $42,454 of principal plus accrued interest into 424,545 shares of the Company's common stock. On
July 31, 2010 the if-converted value exceed the principal of Promissory
Note 2 by $59,090.

On June 12, 2010, Promissory Note 3 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $8,800 gain.


8. RELATED PARTY BALANCES AND TRANSACTIONS

For the twelve months ended July 31, 2010 and 2009, the Company had rent expense totaling $34,165 and $33,410, respectively and as of July 31, 2010 and July 31, 2009 advances of $79,669 and $7,579, respectively, and outstanding payables totaling $121,667 and $85,568, respectively, all with Zynpack Packaging Inc. in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

See Note 3 - Variable Interest Entity

9.  CONVERTIBLE PREFERRED AND CAPITAL STOCK

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

On July 30, 2010 the Company approved and effected a 1-for-1000 reverse stock split of issued and outstanding common stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

On May 26, 2009 the Company approved and effected a 1-for-100 reverse stock split of issued and outstanding common stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

                                                                            F16

10.  INCOME TAXES

The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying financial statements as of July 31, 2010 and 2009:

        The Company's computation of income tax recovery is as follows:

                                                      2010           2009
                                               ------------    -----------
        Net loss for the period                $(  770,770)   $(  963,177)
        Enacted income tax rate                       34.6%          34.6%
                                               ------------    -----------
        Income tax recovery at enacted rate       (266,686)      (333,259)
        Non-deductible expenses                    212,294         44,100
        Change in valuation allowance               54,392         289,159
                                               ------------    -----------
        Income tax expense / recovery          $         -     $        -
                                               ============    ===========

        Components of the Company's net
        future income tax assets are:

                                                      2010           2009
                                               ------------    -----------
        Non-capital loss carry forward         $ 1,005,001     $ 1,050,609
        Valuation allowance                     (1,005,001)     (1,050,609)
                                               ------------    -----------
        Net future income tax assets           $         -     $        -
                                               ============    ===========

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized. The change in the valuation allowance during the years ended July 31, 2010 and 2009 was $54,392 and $289,159, respectively. The change in the valuation allowance due to a change in tax rates for the years ended July 31 2010 and 2009 was $0 and $0, respectively. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at July 31, 2010 ($0 - July 31, 2009)

The non-capital losses expire in 2015 through 2030.


                                                                            F17

11. RISK MANAGEMENT

Foreign Exchange Risk

From time to time, the company can be exposed to foreign exchange risk on purchases of inventory which are made in US dollars. The company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The company is subject to risk of non-payment on its trade accounts receivable. For the year ended July 31, 2010, the company has many customers. One customer represents 15% of the total outstanding accounts receivable and 15% of our total sales. Concentration risks were not significant. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the year ended July 31, 2010, the company purchased its inventory from many vendors.

12. SUBSEQUENT EVENT

On August 31, 2010, the Company entered into a Side Letter Agreement with the Cellular Connection, Ltd to modify the terms of Promissory Note 2 (See Note 6 - Notes Payable to Cellular Connection, Ltd. and L. Burke). The Agreement changed the face value of the note to $29,545 which aggregated principal and accumulated interest through August 30, 2010 and reset to conversion rate of the Note to $0.0001 from $0.10.

Commencing on August 31, 2010 in a series of transactions up to December 3 2010, the holders of Promissory Note 2 converted 31,812,000 shares of common stock for $3,181 of outstanding principal and interest.

                                                                            F18

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2010. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine (1)              51        President, Chairman, Chief
                                          Executive Officer,
                                          Chief Financial Officer and
                                          Director

Bram Lecker B.A.  L.L.B         53        Director

-----------------------------------------------------------------------------

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Michael Levine has served as our Chief Executive Officer and Chairman of the Board since June 2005. Mr. Levine devotes a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Levine founded and was the President of Zynpak Packaged Products, Inc. for the past 21 years. Mr. Levine attended McGill University.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 245 Drumlin Circle, Concord, Ontario Canada L4K 3E4. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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


Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2010, Mr. Levine has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. Levine is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Levine's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Levine has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Levine has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2010 and 2009 to Michael Levine, our principal executive officer, also referred to as our "named executive officer."
No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended July 31, 2010 and 2009

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Chief
Executive
Officer and
Chief
Financial
Officer    2010 $  0                                                 $ 0
           2009 $  0                                                 $ 0


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


As of July 31, 2010, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services during the fiscal years ended July 31, 2009 or July 31, 2010.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 10, 2010, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2010 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 10, 2010, plus shares of common stock subject to options, warrants and conversion rights held by such person on December 10, 2010, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner

Common Stock      Michael Levine (3)            4,000,002             12.2%

                  Bram Lecker B.A.  L.L.B               0               -0-


                  Directors and executive
                  officers as a group
                  (2 persons)                   4,000,002             12.2%

(1) The address of all individual directors and executive officers is c/o Vital Products, Inc., 245 Drumlin Circle, Concord, Ontario, L4K 3E4.

(2) The number of shares of common stock issued and outstanding on December 3, 2010 was 32,812,000 shares.

(3) Michael Levine's beneficial ownership is comprised of 2 shares of common stock and 40,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 4,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2010, we have accrued a total of $121,667 in rent Zynpak, a company Controlled by Michael Levine, our Chief Executive Officer, President and Chairman of the Board for use of a 4,000 square foot facility within a building it owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month. Our rent expense for the fiscal years ended July 31, 2010 and 2009 was $34,165 and $33,410, respectively.

As of and for the fiscal years ended July 31, 2010 and 2009, we had outstanding advances of $79,669 and $7,579, respectively and payables totaling $121,667 and $85,568 with a vendor to which Michael Levine, our Chief Executive Officer, President and Chairman of the Board, has a majority ownership interest

On October 2, 2008, we issued 10,000 restricted shares of common stock to Michael Levine our Chief Executive Officer, President and Chairman of the Board as a deposit on the acquisition of Den Packaging Inc. valued at $900,000.
On April 24, 2009 Michael Levine returned the shares to us.


The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.


DIRECTOR INDEPENDENCE

As of July 31, 2010, Michael Levine and Bram Lecker served as our directors. Of those directors, Mr. Lecker has been deemed by our board of directors to be "independent," as defined in Rule 5605 of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB, which does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

MSCM LLP audited our financial statements for the fiscal years ended July 31, 2009.

Fees related to services performed by MSCM in the years ended July 31, 2009 were as follows:

                                      2009

Audit Fees                       $  18,000
Audit-Related Fees                       0
Tax Fees                                 0
All Other Fees                           0
Total                            $  18,000

DeJoya Griffith and Company audited our consolidated financial statements for the fiscal years ended July 31, 2010.

Fees related to services performed by DeJoya Griffith and Company in the years ended July 31, 2010 were as follows:

                                      2010

Audit Fees                       $  14,500
Audit-Related Fees                       0
Tax Fees                                 0
All Other Fees                           0
Total                            $  14,500
Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2010 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2010.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets at July 31, 2010 and 2009

   Consolidated Statements of Operations for the years ended July 31, 2010 and 2009

   Consolidated Statements of Stockholders' Deficit for the years ended July 31, 2010 and 2009

   Consolidated Statements of Cash Flows for the years ended July 31, 2010 and 2009

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

23.1 Consent of Independent Auditors, De Joya Griffith & Company, LLC (filed herewith).

23.2 Consent of Independent Auditors, MSCM LLP (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                        Date:   December 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Michael Levine                                         December 14, 2010
-------------------------  President, Chief Executive Officer,-----------------
  Michael Levine           Chief Financial Officer, Chairman
                           and Director


By:/s/ Bram Lecker         Director                           December 14, 2010
-------------------------                                     -----------------
  Bram Lecker