Form 10-Q
period 2010-10-31
Vital Products, Inc.
filed 2011-01-20
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended October 31, 2010

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 18, 2010, the Issuer had 262,212,000 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED OCTOBER 31, 2010



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of October 31, 2010 (unaudited) and
   July 31, 2010 (audited)..................................................F1

Consolidated Statements of Operations and Comprehensive Income for the three months ended October 31, 2010 and 2009 (unaudited)..,,,,,,,,,...F2

Consolidated Statement of Stockholders' Deficit for the three months ended October 31, 2010 (unaudited).......................................F3

Consolidated Statements of Cash Flows for the three months ended
   October 31, 2010 and 2009 (unaudited)....................................F4

NOTES TO FINANCIAL STATEMENTS.........................................F5 - F10

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................4

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........8

Item 4T - Controls and Procedures............................................9


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

Item 3 - Defaults Upon Senior Securities....................................10

Item 4 - Submission of Matters to a Vote of Security Holders................10

Item 5 - Other Information..................................................10

Item 6 - Exhibits...........................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Consolidated Balance Sheets
(Unaudited)
                                                       October 31,    July 31,
                                                           2010         2010
                                                       ----------    ---------
ASSETS
  Current
    Cash                                                $        -  $      395
    Accounts receivable                                    313,733     251,125
    Inventory                                              160,199     148,104
    Prepaid expenses                                         5,747       8,159
                                                        ----------  ----------
  Total current assets                                     479,679     407,783

  Equipment, net of accumulated depreciation                22,494      22,316
                                                        ----------  ----------
Total assets                                            $  502,173  $  430,099
                                                        ==========  ==========

LIABILITIES
  Current
    Bank overdraft                                      $   24,310  $    2,579
    Revolving demand credit facility                             -      34,037
    Accounts payable and accrued liabilities               319,430     204,710
    Accounts payable and accrued liabilities
- related party                                            134,483     121,667
    Convertible notes payable, net of unamortized debt
     discount of $57,293 and $68,394 at October 31, 2010
     and July 31, 2010, respectively                       164,893     134,590
    Advances from related party                             93,766      79,669
                                                        ----------  ----------
  Total current liabilities                                736,882     577,252
                                                        ----------  ----------
 Total liabilities                                         736,882     577,252
                                                        ----------  ----------
SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding,
        respectively                                           400         400
  Capital stock; $0.0001 par value;
    1,000,000,000 and 100,000,000 shares authorized and
      20,212,000 and 1,000,000 issued and outstanding,
        respectively                                         2,021         100
  Additional paid-in capital                             3,626,866   3,597,320
  Accumulated other comprehensive income
   (Foreign currency translation adjustment)                67,346      70,598
  Accumulated deficit                                   (4,109,709) (4,010,834)
                                                        ----------  ----------
                                                          (413,076)   (324,416)
  Non-controlling interest                                 178,367     195,263
                                                        ----------  ----------
  Total stockholders' deficit                             (234,709)   (147,153)
                                                        ----------  ----------
Total liabilities and stockholders' deficit             $  502,173  $  430,099
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements
                                                                            F1

VITAL PRODUCTS, INC.
Consolidated Statements of Operations and
Comprehensive Loss
(Unaudited)

                                          For The     For The
                                            Three       Three
                                           Months      Months
                                            Ended       Ended
                                           October     October
                                          31, 2010    31, 2009
                                        -----------  ----------


Sales                                  $   401,194   $    2,670
Cost of sales                              328,833       21,616
                                        -----------   ----------
Gross profit                                72,361      (18,946)
                                        -----------   ----------
Operating expenses
  Depreciation                                   -        2,078

Selling, general and administrative
    expenses                               126,051       23,014
  Consulting                                14,527            -
                                        -----------   ----------
    Total operating expenses               140,578       25,092
                                        -----------   ----------
Net operating loss                         (68,217)     (44,038)

Other expenses
  Financing costs                          (49,905)     (40,439)
  Gain (loss) on currency exchange rate      2,351         (776)
                                         -----------   ----------
Net loss for the period                   (115,771)     (85,253)

Net loss attributable to non-controlling
  interest                                 (16,896)           -
                                         -----------  -----------
Net loss attributable to Vital
  Products, Inc.                           (98,875)     (85,253)

Other comprehensive income (loss)
  Foreign currency translation adjustment (  3,252)         787
                                         ----------- -----------

Comprehensive loss                       $(102,127)   $ (84,466)
                                         ===========  ==========
Net loss attributable to Vital
  Products Inc. per common share,
  basic                                  $   (0.01)   $   (2.80)
                                         ===========  ==========
Weighted average number of common shares
  outstanding, basic                     7,886,654       30,455
                                         ===========  ==========



See Accompanying Notes to Interim Consolidated Financial Statements
                                                                            F2

VITAL PRODUCTS, INC.
Consolidated Statement of Stockholders' Deficit
For the three months ended October 31, 2010
(Unaudited)


                                                                           Accumulated
                                                                           Other
                                                    Additional             Compreh-   Non
              Preferred Stock      Common Stock     Paid-In                ensive     Controling
              Number   Amount     Number   Amount   Capital     Deficit    Income     Interest    Total
                                                               (Loss)
-------------------------------------------------------------------------------------------------------
Balance,
July 31, 2010    40,000  $400   1,000,000  $   100 $3,597,320 ($4,010,834)  $70,598  $195,263 $(147,153)

Beneficial
conversion feature
on convertible
promissory note       -     -           -        -     29,546           -         -         -    29,546

Issuance of
Stock for
Conversion of
Promissory note       -     -  19,212,000    1,921          -           -         -         -     1,921

Net loss
Attributable to
Non controlling
Interest              -     -           -        -         -            -         -    (16,896) (16,896)

Foreign
currency
translation           -     -           -        -         -            -    (3,252)         -   (3,252)

Net loss for
  the period          -     -           -        -         -     (98,875)        -          -   (98,875)
--------------------------------------------------------------------------------------------------------
Balance,
October 31, 2010 40,000  $400  20,212,000  $2,021 $3,626,866 ($4,109,709) $  67,346  $178,367 $(234,709)
=========================================================================================================



See Accompanying Notes to Consolidated Financial Statements
                                                                            F3

VITAL PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)



                                                         For The      For The
                                                          Three        Three
                                                          Months       Months
                                                          Ended        Ended
                                                          October      October
                                                         31, 2010     31, 2009

                                                       -----------  ----------


Operating activities
    Net loss attributable to Vital Products Inc.
        for the year                                    $  (98,875)  $ (85,253)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Non-controlling interest                        (16,896)          -
            Depreciation                                         -       2,078
            Accretion of debt discount and
                interest expense                            47,849      41,230
            Loss on currency exchange                      (2,351)          -
            Change in operating assets and liabilities:
                Accounts receivable                        (59,543)     17,809
                Inventory                                  (10,725)     20,083
                Prepaid expenses                             2,433           -
                Accounts payable and accrued liabilities   122,735     (37,439)
                                                        ----------   ----------
Net cash used in operating activities                      (15,373)    (41,492)
                                                        ----------   ----------
Financing activities
   Advance on bank overdraft                                21,662           -
   Payment on revolving demand credit facility             (34,037)          -
   Advances from related parties                            14,097      34,179
   Proceeds from convertible note payable                   12,000           -
                                                        ----------  ----------
Net cash provided by financing activities                   13,722      34,179
                                                        ----------  ----------
Foreign currency translation effect                          1,256        (412)
                                                        ----------  ----------
Net increase (decrease) in cash                               (395)     (7,725)
Cash, beginning of period                                      395       8,046
                                                        ----------  ----------
Cash, end of period                                     $        -  $      321
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non cash financing activities
  Issuance of common stock for conversion of
    promissory note                                     $    1,921  $        -
                                                        ==========  ==========
  Beneficial conversion feature                         $   29,546  $        -
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
October 31, 2010 and 2009
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

The accompanying unaudited interim consolidated financial statements of Vital Products, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended July 31, 2010 of Vital Products, Inc.

The interim consolidated financial statements present the balance sheet, statements of Operations and comprehensive income, stockholders' deficit and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the three months ended October 31, 2010 and 2009, the Company incurred losses of $98,875 and $85,253, respectively, and cash used in operations was $15,373 and $41,492, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit.

Management believes that the current cash balances at October 31, 2010 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis. These interim consolidated financial statements do not contain any adjustments for this contingency.

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

                                                                            F8

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Den Packaging Corporation - At October 31, 2010 our consolidated balance sheet recognizes current assets of $449,053, equipment of $22,494, bank indebtedness of $23,019 and accounts payable and accrued liabilities of $266,519 related to our interests in Den Packaging Corporation. Our statement of operations recognizes sales of $392,022, cost of sales of $310,852 and selling, general and administrative expenses of $98,066 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to October 31, 2010.


NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                             Oct. 31,  July 31,
                        Date of Issuance   Maturity Date       2010      2010
                        ----------------   -------------     -------- ---------
Promissory Note 1       January 20, 2009   January 19, 2011  $     -   $      -
Promissory Note 2       April 30, 2009     April 30, 2011      8,828      7,386
Promissory Note 3       June 12, 2009      June 12, 2011      26,400     26,400
Promissory Note 4       November 18, 2009  November 17, 2010  25,000     25,000
Promissory Note 5       March 26, 2010     March 25, 2011     10,000     10,000
Promissory Note 6       June 29, 2010      June 28, 2011      10,000     10,000
Promissory Note 7       May 27, 2010       May 26, 2011       37,000     37,000
Promissory Note 8       September 28, 2010 September 27, 2011 12,000          -
Interest                                                      15,850      8,357
Accretion                                                     19,815     10,447
                                                             -------   --------

                                                           $ 164,893  $ 134,590
                                                           =========  =========

As of October 31, 2010 and July 31, 2010 notes payable are recorded net of unamortized debt discount of $57,293 and $68,394, respectively.

On August 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized interest accretion expense of $22,160 as a result of unamortized debt discount on August 31, 2010. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010. The amendment of the terms of Promissory Note 2 resulted in a beneficial conversion feature of $29,546 since the closing price of common stock on August 31, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $29,546 is included in additional paid-in capital. Commencing on August 31, 2010 and ending on October 8, 2010 the holder of the note converted $1,921 of principal plus accrued interest into 19,212,000 shares of the Company's common stock.

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

                                                                            F9

NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

For the three months ended October 31, 2010 and 2009, the Company had rent expense totaling $8,666 and $8,314, respectively and as of October 31, 2010 and July 31, 2010 advances of $93,766 and $79,669, respectively, and outstanding payables totaling $134,483 and $121,667, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to period end through January 6, 2011, the holders of Promissory Note 2 converted 242,000,000 shares of common stock for $24,200 of outstanding principal and interest.


                                                                           F10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed December 14, 2010, for the year ended July 31, 2010, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed December 14, 2010, for the year ended July 31, 2010.

OVERVIEW

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

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believe that DLW will work closely with us to develop new products for existing markets and establish product line extensions to further our market share. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we let the agreement expire on July 31, 2010.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we will market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product. As we have not had a product commercialized we let the agreement expire on July 31, 2010.

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


On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we have the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. Total fees earned by Den Packaging Corporation as a result of the License Agreement for the three months ended October 31, 2010 is $25,461 (2009 - $0). The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

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

COMPREHENSIVE INCOME

The Company has adopted Topic 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income is displayed in the statement of stockholders' deficit and in the balance sheet as a component of stockholders' deficit.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

REVENUES:

We had revenues of $401,194 for the three months ended October 31, 2010, as compared to revenues of $2,670 for the three months ended October 31, 2009. The increase in revenues was primarily the result of the License Agreement with Den Packaging Corporation on February 27, 2010 which was effective March 1, 2010. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Den Packaging Corporation, a Variable Interest Entity, and Den Packaging Corporation has been fully consolidated in our interim financial statements.

COST OF SALES:

Our cost of sales for the three months ended October 31, 2010 was $328,833, compared to $21,616 for the three months ended October 31, 2009. The increase in cost of sales was directly related to the sales associated with the License Agreement with Den Packaging Corporation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were $140,578 for the three months ended October 31, 2010, compared to $23,014 for the three months ended October 31, 2009. The increase in selling, general and administrative expenses was primarily the result of the additional expenses incurred through Den Packaging Corporation.

NET LOSS:

Our net loss for the three months ended October 31, 2010 was $115,771, compared to a net loss of $85,253 for the three months ended October 31, 2009. The increase in net loss compared to the prior period was primarily attributable to the License Agreement with Den Packaging Corporation. The loss of Den Packaging Corporation was $16,896 resulting in a net loss attributable to the Company of $98,875.

TOTAL ASSETS:

Our total assets as of October 31, 2010 were $502,173, an increase of $72,074, as compared to the fiscal year ended July 31, 2010 which was $430,099. The increase was a result of a increase in accounts receivable from sales and inventory. Our total liabilities as of October 31, 2010 were $736,882, an increase of $159,630, as compared to $577,252 as of July 31, 2010. The increase in our total liabilities compared to July 31, 2010 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, we had total current assets of $502,173 and total current liabilities of $736,882, resulting in a working capital deficit of $234,709. At the end of the quarterly period ending October 31, 2010, we had cash of $0. Our cash flow used in operating activities for the three months ended October 31, 2010 is $15,373. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended October 31, 2010 was $13,722. We believe we will need to raise capital of approximately
$300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of October 31, 2010, we have $164,893 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke payable on demand. The initial $149,946 advanced from The Cellular Connection, Ltd. and Larry Burke is the aggregate amount due under seven convertible secured promissory notes with an aggregate face amount of $174,026. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2010 and 2009. The aggregate face amount includes one year of interest totaling $24,080 and actual loan amount totaling $149,946.

During the three months ended October 31, 2010, under the terms of the Side Letter Agreement, the conversion feature of a Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of as disclosed in Note 4 of the consolidated financial statements for the period ended October 31, 2010. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, anytime prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending October 31, 2010, we had a cash balance of $0. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding seven convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on November 17, 2010. As of October 31, 2010 we had $164,893 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2010, in a series of transactions, the holders of a convertible notes payable converted 19,212,000 shares of common stock for $1,921 of outstanding principal and interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended October 31, 2010, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 2010, we did not submit any matters to a vote of security holders.

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

Date: January 20, 2011                         Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer
                                             and Principal Accounting Officer
                                             and Director