Form 10-Q
period 2011-01-31
Vital Products, Inc.
filed 2011-03-22
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended January 31, 2011

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 15, 2011, the Issuer had 262,213,355 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JANUARY 31, 2011



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of January 31, 2011 (unaudited) and
   July 31, 2010 (audited)..................................................F1

Consolidated Statements of Operations and Comprehensive Loss for
  the three and six months ended January 31, 2011 and 2010 (unaudited)......F2

Consolidated Statement of Stockholders' Deficit for the six months ended January 31, 2011 (unaudited).......................................F3

Consolidated Statements of Cash Flows for the six months ended
   January 31, 2011 and 2010 (unaudited)....................................F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F5 - F10

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

Item 5 - Other Information..................................................10

Item 6 - Exhibits...........................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Consolidated Balance Sheets
                                                       January 31,    July 31,
                                                           2011         2010
                                                       ----------    ---------
ASSETS                                                 (Unaudited)   (Audited)
  Current
    Cash                                                $    2,001  $      395
    Accounts receivable                                    222,875     251,125
    Inventory                                              165,006     148,104
    Prepaid expenses                                         4,845       8,159
                                                        ----------  ----------
  Total current assets                                     394,727     407,783

  Equipment, net of accumulated depreciation                20,196      22,316
                                                        ----------  ----------
Total assets                                            $  414,923  $  430,099
                                                        ==========  ==========

LIABILITIES
  Current
    Bank overdraft                                      $        -  $    2,579
    Revolving demand credit facility                        34,582      34,037
    Accounts payable and accrued liabilities               148,560     204,710
    Accounts payable and accrued liabilities
    - related party                                        145,981     121,667
    Convertible notes payable, net of unamortized debt
     discount of $66,924 and $68,394 at January 31, 2011
     and July 31, 2010, respectively                       231,540     134,590
    Advances from related party                             89,988      79,669
                                                        ----------  ----------
  Total current liabilities                                650,651     577,252
                                                        ----------  ----------
 Total liabilities                                         650,651     577,252
                                                        ----------  ----------
SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding,
        respectively                                           400         400
  Capital stock; $0.0001 par value;
    1,000,000,000 shares authorized and
      262,213,355 and 1,000,000 issued and outstanding,
        respectively                                        26,221         100
  Additional paid-in capital                             3,626,866   3,597,320
  Accumulated other comprehensive income
   (Foreign currency translation adjustment)                64,369      70,598
  Accumulated deficit                                   (4,169,468) (4,010,834)
                                                        ----------  ----------
                                                          (451,612)   (324,416)
  Non-controlling interest                                 215,884     195,263
                                                        ----------  ----------
  Total stockholders' deficit                             (235,728)   (147,153)
                                                        ----------  ----------
Total liabilities and stockholders' deficit             $  414,923  $  430,099
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F1

VITAL PRODUCTS, INC.
Consolidated Statements of Operations and
Comprehensive Loss
(Unaudited)

                              For The     For The      For The     For The
                              Three       Three        Six         Six
                              Months      Months       Months      Months
                              Ended       Ended        Ended       Ended
                              January     January      January     January
                              31, 2011    31, 2010     31, 2011    31, 2010
                            -----------  ----------    -----------  ----------


Sales                       $   365,668  $    9,184    $   766,862  $   11,854
Cost of sales                   254,669       6,246        583,502      27,862
                            -----------  ----------    -----------  ----------
Gross profit                    110,999       2,938        183,360     (16,008)
                            -----------  ----------    -----------  ----------
Operating expenses
  Depreciation                    1,361           -          2,718       2,078
  Write-down of equipment             -      23,142              -      23,142
  Selling, general and
    administrative expenses     101,781      22,658        227,873      36,434
  Consulting                          -     352,042         14,486     361,280
                            -----------  ----------    -----------  ----------
    Total operating expenses    103,142     397,842        245,077     422,934
                            -----------  ----------    -----------  ----------
Net operating income (loss)       7,857    (394,904)       (61,717)   (438,924)

Other expenses
  Financing costs               (41,760)   (31,587)        (91,665)    (72,026)
  Gain (loss) on currency
    exchange rate                 3,018      2,297           5,369       1,521
  Gain on settlement of debt     10,000     40,000          10,000      40,000
                            -----------  ----------    -----------  ----------
Net loss for the period         (20,885)  (384,194)       (138,013)   (469,447)

Net loss attributable to
  non-controlling interest      (37,757)         -         (20,621)          -
                            -----------  ----------    -----------  ----------
Net loss attributable to Vital
  Products, Inc.                (58,642)  (384,194)       (158,634)   (469,447)
Other comprehensive loss
  Foreign currency translation
  adjustment                     (2,737)   (10,180)         (6,229)     (9,393)
                            -----------  ----------    -----------  ----------

Comprehensive loss             $(61,379) $(394,374)     $ (164,863) $ (478,840)
                            ===========  ==========   ===========   ==========
Net loss attributable to Vital
  Products Inc. per common
  share, basic               $    (0.00)  $   (5.33)    $    (0.00) $    (9.15)
                            ===========  ==========    ===========  ==========
Weighted average number of
  common shares outstanding,
  basic                     107,408,567      72,140     57,735,025      51,298
                            ===========  ==========    ===========  ==========



See Accompanying Notes to Consolidated Financial Statements.
                                                                            F2

VITAL PRODUCTS, INC.
Consolidated Statement of Stockholders' Deficit
For the six months ended January 31, 2011
(Unaudited)


                                                                           Accumulated
                                                                           Other
                                                    Additional  Accum-     Compreh-   Non
              Preferred Stock      Common Stock     Paid-In     lated      ensive     Controling
              Number   Amount     Number   Amount   Capital     Deficit    Income     Interest    Total
-------------------------------------------------------------------------------------------------------
Balance,
July 31, 2010    40,000  $400   1,000,000  $  100 $3,597,320 ($4,010,834)  $70,598  $195,263 $(147,153)

Beneficial
conversion feature
on convertible
promissory note       -     -           -       -     29,546           -         -         -    29,546

Issuance of
Stock for
Conversion of
Promissory note       -     - 261,213,355  26,121          -           -         -         -    26,121

Net loss
Attributable to
Non controlling
Interest              -     -           -       -          -           -         -    20,621    20,621

Foreign
currency
translation           -     -           -       -          -           -    (6,229)        -    (6,229)

Net loss for
  the period          -     -           -       -          -    (158,634)        -         -  (158,634)
--------------------------------------------------------------------------------------------------------
Balance,
January 31, 2011 40,000  $400 262,213,355 $26,221 $3,626,866 ($4,169,468) $ 64,369  $215,884 $(235,728)
=========================================================================================================



See Accompanying Notes to Consolidated Financial Statements.
                                                                            F3

VITAL PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                         For The      For The
                                                          Six          Six
                                                          Months       Months
                                                          Ended        Ended
                                                         January      January
                                                         31, 2011     31, 2010

                                                       -----------  ----------
Operating activities
    Net loss attributable to Vital Products Inc.
        for the period                                  $ (158,634)  $(469,447)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Non-controlling interest                         20,621           -
            Depreciation                                     2,718       2,078
            Write-down of equipment                              -      23,142
            Accretion of debt discount and
                interest expense                            91,665      70,369
            Gain on settlement of debt                     (10,000)    (40,000)
            Stock based expense                                        357,500
            Loss on currency exchange                       (5,369)          -
            Change in operating assets and liabilities:
                Accounts receivable                         34,231      11,328
                Inventory                                  (12,666)     20,442
                Prepaid expenses                             3,458           -
                Accounts payable and accrued liabilities   (39,714)    (43,308)
                Advances from related party                  8,015      47,171
                                                        ----------   ----------
Net cash used in operating activities                      (65,675)    (20,725)
                                                        ----------   ----------
Financing activities
   Advance on bank overdraft                                (2,951)          -
   Payment on revolving demand credit facility                   -           -
   Proceeds from convertible note payable                   59,000      25,000
                                                        ----------  ----------
Net cash provided by financing activities                   56,049      25,000
                                                        ----------  ----------
Foreign currency translation effect                         11,232      (8,502)
                                                        ----------  ----------
Net increase (decrease) in cash                              1,584      (4,227)
Cash, beginning of period                                      395       8,046
                                                        ----------  ----------
Cash, end of period                                     $    2,001  $    3,819
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non cash financing activities
  Issuance of common stock for conversion of
    promissory note                                     $   26,121  $        -
                                                        ==========  ==========
  Beneficial conversion feature                         $   29,546  $  120,000
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
January 31, 2011 and 2010
(Unaudited)

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

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss, stockholders' deficit and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2011 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2011 and 2010, the Company incurred losses of $158,634 and $469,447, respectively, and cash used in operations was $65,675 and $20,725, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit.

Management believes that the current cash balances at January 31, 2011 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Den Packaging Corporation - At January 31, 2011 our consolidated balance sheet recognizes current assets of $365,411, equipment of $20,196, bank indebtedness of $34,582 and accounts payable and accrued liabilities of $129,504 related to our interests in Den Packaging Corporation. Our statement of operations recognizes sales of $748,912, cost of sales of $549,577 and selling, general and administrative expenses of $178,474 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to January 31, 2011.


NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                             Jan. 31,  July 31,
                        Date of Issuance   Maturity Date       2011      2010
                        ----------------   -------------     -------- ---------
Promissory Note 2       April 30, 2009     April 30, 2011    $ 2,140   $  7,386
Promissory Note 3       June 12, 2009      June 12, 2011      26,400     26,400
Promissory Note 4       November 18, 2009  November 17, 2011  30,000     25,000
Promissory Note 5       March 26, 2010     March 25, 2011     10,000     10,000
Promissory Note 6       June 29, 2010      June 28, 2011      10,000     10,000
Promissory Note 7       May 27, 2010       May 26, 2011       37,000     37,000
Promissory Note 8       September 28, 2010 September 27, 2011 12,000          -
Promissory Note 9       November 29, 2010  November 28, 2011  49,000          -
Promissory Note 10      December 10, 2010  December 9, 2011   10,000          -
Interest                                                      19,998      8,357
Accretion                                                     25,002     10,447
                                                             -------   --------

                                                           $ 231,540  $ 134,590
                                                           =========  =========

                                                                            F9

As of January 31, 2011 and July 31, 2010 notes payable are recorded net of unamortized debt discount of $66,924 and $68,394, respectively.

On August 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. The modification of the Note upon renewal has been accounted for as debt settlement and the issuance of a new debt instrument. Accordingly, in connection with settlement of the original debt, the Company recognized interest accretion expense of $22,160 as a result of unamortized debt discount on August 30, 2010. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010. The amendment of the terms of Promissory Note 2 resulted in a beneficial conversion feature of $29,546 since the closing price of common stock on August 31, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $29,546 is included in additional paid-in capital. Commencing on August 31, 2010 and ending on January 6, 2011 the holder of the note converted $26,121 of principal plus accrued interest into 261,213,355 shares of the Company's common stock.

On November 18, 2010, Promissory Note 4 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $10,000 gain.

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


NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

For the six months ended January 31, 2011 and 2010, the Company had rent expense totaling $17,973 and $ 16,813, respectively and as of January 31, 2011 and July 31, 2010 advances of $89,988 and $79,669, respectively, and outstanding payables totaling $145,981 and $121,667, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.


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

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believed that DLW would work closely with us to develop new products for existing markets and establish product line extensions to further our market share. Most importantly DLW has experience in the development of environmentally friendly products and we expect that DLW will further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we let the agreement expire on July 31, 2010.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we would market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product. As we have not had a product commercialized we let the agreement expire on July 31, 2010.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the Accounting Standards Codification, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011
AND 2010

REVENUES:

We had revenues of $365,668 and $766,862 for the three and six months ended January 31, 2011, respectively as compared to revenues of $9,184 and $11,854 for the three and six months ended January 31, 2010, respectively. The increase in revenues was primarily the result of the License Agreement with Den Packaging Corporation dated February 27, 2010 which was effective
March 1, 2010. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Den Packaging Corporation, a Variable Interest Entity, and Den Packaging Corporation has been fully consolidated in our interim financial statements.

COST OF SALES:

Our cost of sales for the three and six months ended January 31, 2011 was $254,669 and $583,502, respectively, compared to $9,184 and $27,862 for the three and six months ended January 31, 2010, respectively. The increase in cost of sales was directly related to the sales associated with the License Agreement with Den Packaging Corporation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were 101,781 and $245,077 for the three and six months ended January 31, 2011, respectively, compared to $374,700 and $397,714 for the three and six months ended
January 31, 2010, respectively. The decrease in selling, general and administrative expenses was primarily the result of a reduction in consulting expenses offset with expenses incurred through Den Packaging Corporation.

NET LOSS:

Our net loss for the three and six months ended January 31, 2011 was $20,885 and $138,013, respectively, compared to a net loss of $384,194 and $469,447 for the three and six months ended January 31, 2010, respectively. The decrease in net loss compared to the prior period was primarily attributable to the License Agreement with Den Packaging Corporation. The loss of Den Packaging Corporation for the three and six months ended January 31, 2011 was $37,757 and $20,621, respectively, resulting in a net loss attributable to the Company of $158,634.

TOTAL ASSETS:

Our total assets as of January 31, 2011 were $414,923, a decrease of $15,176, as compared to the fiscal year ended July 31, 2010 which was $430,099. The decrease was a result of a decrease in accounts receivable from sales offset by an increase in inventory. Our total liabilities as of January 31, 2011 were $650,651, an increase of $73,399, as compared to $577,252 as of July 31, 2010. The increase in our total liabilities compared to July 31, 2010 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2011, we had total current assets of $394,727 and total current liabilities of $650,651, resulting in a working capital deficit of $255,924. At the end of the quarterly period ending January 31, 2011, we had cash of $2,001. Our cash flow used in operating activities for the six months ended January 31, 2011 is $65,675. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2011 was $56,049. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of January 31, 2011, we have $231,540 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke payable on demand. The initial $187,824 advanced from The Cellular Connection, Ltd. and Larry Burke is the aggregate amount due under ten convertible secured promissory notes with an aggregate face amount of $224,704. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2011, 2010 and 2009. The aggregate face amount includes one year of interest totaling $36,880 and actual loan amount totaling $187,824.

On August 30, 2010, under the terms of the Side
Letter Agreement, the conversion feature of a Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates of as disclosed in Note 4 of the consolidated financial statements for the period ended January 31, 2011. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

Further, to the extent that we raise capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If we raise additional funds through issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be adequate to meet our operational needs, we may seek to compensate our service providers with stock in lieu of cash, which may also result in dilution to existing stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending January 31, 2011, we had a cash balance of $2,001. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding nine convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on April 30, 2011. As of January 31, 2011 we had $231,540 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2011, in a series of transactions, the holders of a convertible notes payable converted 242,000,000 shares of common stock for $24,200 of outstanding principal and interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended January 31, 2011, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 2011, we did not submit any matters to a vote of security holders.

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

10.7 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated June 29,2010 (filed herewith).

10.8 Secured Promissory Note between the Company and Larry Burke dated Dated May 27, 2010 (filed herewith).

10.9 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated September 28,2010 (filed herewith).

10.10 Secured Promissory Note between the Company and Larry Burke dated Dated November 29, 2010 (filed herewith).

10.11 Secured Promissory Note between the Company and The Cellular Connection Ltd. dated December 10, 2010 (filed herewith).

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

Date: March 22, 2011                         Vital Products, Inc.


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