Form 10-Q
period 2011-04-30
Vital Products, Inc.
filed 2011-06-14
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended April 30, 2011

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 14, 2011, the Issuer had 296,456,555 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 2011



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of April 30, 2011 (unaudited) and
   July 31, 2010 (audited)..................................................F1

Consolidated Statements of Operations and Comprehensive Loss for
  the three and nine months ended April 30, 2011 and 2010 (unaudited).......F2

Consolidated Statement of Stockholders' Deficit for the nine months ended April 30, 2011 (unaudited).........................................F3

Consolidated Statements of Cash Flows for the nine months ended
   April 30, 2011 and 2010 (unaudited)......................................F4

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

Item 5 - Other Information..................................................10

Item 6 - Exhibits...........................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
Consolidated Balance Sheets
                                                        April 30,     July 31,
                                                           2011         2010
                                                       ----------    ---------
ASSETS                                                 (Unaudited)   (Audited)
  Current
    Cash                                                $    8,603 $       395
    Accounts receivable                                    227,193     251,125
    Inventory                                              163,536     148,104
    Prepaid expenses                                         5,128       8,159
                                                        ----------  ----------
  Total current assets                                     404,460     407,783

  Equipment, net of accumulated depreciation                20,946      22,316
                                                        ----------  ----------
Total assets                                            $  425,406  $  430,099
                                                        ==========  ==========

LIABILITIES
  Current
    Bank overdraft                                      $   29,854  $    2,579
    Revolving demand credit facility                             -      34,037
    Accounts payable and accrued liabilities               192,967     204,710
    Accounts payable and accrued liabilities
    - related party                                        146,881     121,667
    Convertible notes payable, net of unamortized debt
     discount of $72,676 and $68,394 at April 30, 2011
     and July 31, 2010, respectively                       292,610     134,590
    Advances from related party                             73,410      79,669
                                                        ----------  ----------
  Total current liabilities                                735,722     577,252
                                                        ----------  ----------
 Total liabilities                                         735,722     577,252
                                                        ----------  ----------
SHAREHOLDERS' DEFICIT
  Convertible Preferred Stock; $0.01 par value;
    1,000,000 shares authorized,
      40,000 and 40,000 issued and outstanding,
        respectively                                           400         400
  Capital stock; $0.0001 par value;
    1,000,000,000 and 100,000,000 shares authorized and
      296,456,555 and 1,000,000 issued and outstanding,
        respectively                                        29,646         100
  Additional paid-in capital                             3,626,866   3,597,320
  Accumulated other comprehensive income
   (Foreign currency translation adjustment)                49,725      70,598
  Accumulated deficit                                   (4,210,158) (4,010,834)
                                                        ----------  ----------
                                                          (503,521)   (324,416)
  Non-controlling interest                                 193,205     195,263
                                                        ----------  ----------
  Total stockholders' deficit                             (310,316)   (147,153)
                                                        ----------  ----------
Total liabilities and stockholders' deficit             $  425,406  $  430,099
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F1

VITAL PRODUCTS, INC.
Consolidated Statements of Operations and
Comprehensive Loss
(Unaudited)

                              For The     For The       For The       For The
                               Three       Three          Nine          Nine
                               Months      Months        Months        Months
                               Ended        Ended         Ended         Ended
                               April       April         April         April
                              30, 2011    30, 2010      30, 2011      30, 2010
                             -----------  ----------   -----------  ----------

Sales                        $   354,901  $  251,087   $ 1,121,763  $  262,941
Cost of sales                    235,709     177,475       819,211     205,337
                             -----------  ----------    -----------  ---------
Gross profit                     119,192      73,612       302,552      57,604
                             -----------  ----------    -----------  ---------
Operating expenses
  Depreciation                       399           -         3,117       2,078
  Write-down of equipment              -           -             -      23,142
  Selling, general and
    administrative expenses      167,789           -       395,662           -
  Consulting                         292     127,098        14,778     524,812
                             -----------  ----------    -----------  ---------
    Total operating expenses     168,480     127,098       413,557     550,032
                             -----------  ----------    -----------  ---------
Net operating loss               (49,288)    (53,486)     (111,005)   (492,428)

Other expenses
  Financing costs                (31,378)   (178,286)     (123,043)   (250,312)
  Gain (loss) on currency
    exchange rate                 13,297      13,089        18,666      14,610
  Gain on settlement of debt       4,000           -        14,000      40,000
                             -----------   ----------   -----------  ---------
Net loss for the period          (63,369)   (218,863)     (201,382)   (688,130)

Net loss attributable to
  non-controlling interest        22,679           -         2,058           -
                             -----------   ----------   ----------  ----------
Net loss attributable to Vital
  Products, Inc.                 (40,690)   (218,863)    (199,324)    (688,130)
Other comprehensive income (loss)
  Foreign currency translation
  adjustment                     (14,644)    (18,859)     (20,873)     (28,252)
                             -----------  ----------   -----------  ----------

Comprehensive loss              $(55,334) $ (237,722)  $ (220,197)  $ (716,382)
                             ===========  ==========   ===========  ==========
Net loss attributable to Vital
  Products Inc. per common
    share, basic               $   (0.00)  $   (0.64)  $    (0.00)  $    (4.70)
                             ===========  ==========   ===========  ==========
Weighted average number of
  common shares
    outstanding, basic       269,404,366     342,754   130,893,935     146,315
                             ===========  ==========   ===========  ==========



See Accompanying Notes to Consolidated Financial Statements.
                                                                            F2

VITAL PRODUCTS, INC.
Consolidated Statement of Stockholders' Deficit
For the nine months ended April 30, 2011
(Unaudited)


                                                                           Accumulated
                                                                           Other
                                                    Additional  Accum-     Compreh-   Non
              Preferred Stock      Common Stock     Paid-In     lated      ensive     Controling
              Number   Amount     Number   Amount   Capital     Deficit    Income     Interest    Total
-------------------------------------------------------------------------------------------------------
Balance,
July 31, 2010    40,000  $400   1,000,000  $   100 $3,597,320 ($4,010,834)  $70,598  $195,263 $ (147,153)

Beneficial
conversion feature
on convertible
promissory note       -     -           -        -     29,546           -         -         -     29,546

Issuance of
Stock for
Conversion of
Promissory note       -     - 295,456,555   29,546          -           -         -         -     29,546

Net loss
Attributable to
Non controlling
Interest              -     -           -        -          -           -         -    (2,058)    (2,058)

Foreign
currency
translation           -     -           -        -          -           -   (20,873)        -    (20,873)

Net loss for
  the period          -     -           -        -          -    (199,324)        -         -   (199,324)
--------------------------------------------------------------------------------------------------------
Balance,
April 30, 2011   40,000  $400 296,456,555  $29,646 $3,626,866 ($4,210,158) $ 49,725  $193,205  $(310,316)
=========================================================================================================



See Accompanying Notes to Consolidated Financial Statements.
                                                                            F3

VITAL PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                         For The      For The
                                                          Nine         Nine
                                                          Months       Months
                                                          Ended        Ended
                                                          April        April
                                                         30, 2011     30, 2010

                                                       -----------  ----------
Operating activities
    Net loss attributable to Vital Products Inc.
        for the period                                  $ (199,324)  $(688,130)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Non-controlling interest                         (2,058)          -
            Depreciation                                     3,117       2,078
            Write-down of equipment                              -      23,142
            Accretion of debt discount and
                interest expense                           123,043     217,015
            Gain on settlement of debt                     (14,000)    (40,000)
            Stock based expense                                  -     357,500
            (Gain) loss on currency exchange               (18,666)    (14,610)
            Change in operating assets and liabilities:
                Accounts receivable                         43,092    (165,266)
                Inventory                                   (2,467)    (97,141)
                Prepaid expenses                             3,528           -
                Accounts payable and accrued liabilities   (13,942)     60,070
                Advances from related party                (12,411)    289,598
                                                        ----------   ----------
Net cash used in operating activities                      (90,088)    (55,744)
                                                        ----------   ----------
Financing activities
   Advance on bank overdraft                                (9,372)          -
   Proceeds from convertible note payable                   96,200      35,000
                                                        ----------  ----------
Net cash provided by financing activities                   86,828      35,000
                                                        ----------  ----------
Foreign currency translation effect                         11,468      15,024
                                                        ----------  ----------
Net increase (decrease) in cash                              8,197      (5,720)
Cash, beginning of period                                      395       8,046
                                                        ----------  ----------
Cash, end of period                                     $    8,603  $    2,326
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non cash financing activities
  Issuance of common stock for conversion of
    promissory note                                     $   29,546  $  144,000
                                                        ==========  ==========
  Beneficial conversion feature                         $   29,546  $        -
                                                        ==========  ==========

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F4

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
April 30, 2011 and 2010
(Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2011 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the nine months ended April 30, 2011 and 2010, the Company incurred losses of $199,324 and $688,130, respectively, and cash used in operations was $90,088 and $55,744, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit.

Management believes that the current cash balances at April 30, 2011 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Den Packaging Corporation - At April 30, 2011 our consolidated balance sheet recognizes current assets of $365,765, equipment of $24,248, bank indebtedness of $29,854 and accounts payable and accrued liabilities of $147,596 related to our interests in Den Packaging Corporation. Our statement of operations recognizes sales of $1,099,103, cost of sales of $784,602 and selling, general and administrative expenses of $316,559 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to April 30, 2011.


NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                            April 30,  July 31,
                        Date of Issuance   Maturity Date       2011      2010
                        ----------------   -------------     -------- ---------
Promissory Note 2       April 30, 2009     April 29, 2011   $      -  $   7,386
Promissory Note 3       June 12, 2009      June 11, 2011      26,400     26,400
Promissory Note 4       November 18, 2009  November 17, 2011  30,000     25,000
Promissory Note 5       March 26, 2010     March 25, 2012     12,000     10,000
Promissory Note 6       June 29, 2010      June 28, 2011      10,000     10,000
Promissory Note 7       May 27, 2010       May 26, 2011       37,000     37,000
Promissory Note 8       September 28, 2010 September 27, 2011 12,000          -
Promissory Note 9       November 29, 2010  November 28, 2011  49,000          -
Promissory Note 10      December 10, 2010  December 9, 2011   10,000          -
Promissory Note 11      February 25, 2011  February 24, 2012   5,200          -
Promissory Note 12      April 7, 2011      April 6, 2012      32,000          -
Interest                                                      30,671      8,357
Accretion                                                     38,339     10,447
                                                           ---------   --------

                                                           $ 292,610  $ 134,590
                                                           =========  =========

As of April 30, 2011 and July 31, 2010 notes payable are recorded net of unamortized debt discount of $72,676 and $68,394, respectively.

                                                                            F9

On August 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized interest accretion expense of $22,160 as a result of unamortized debt discount on August 30, 2010. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010. The amendment of the terms of Promissory Note 2 resulted in a beneficial conversion feature of $29,546 since the closing price of common stock on August 31, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $29,546 is included in additional paid-in capital. Commencing on August 31, 2010 and ending on April 30, 2011 the holder of the note converted $29,546 of principal plus accrued interest into 295,456,555 shares of the Company's common stock.

On November 18, 2010, Promissory Note 4 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $10,000 gain.

On March 26, 2011, Promissory Note 5 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

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

NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

For the nine months ended April 30, 2011 and 2010, the Company had rent expense totaling $25,553 and $ 16,813, respectively and as of April 30, 2011 and July 31, 2010 advances of 73,410 and $79,669, respectively, and outstanding payables totaling $146,881 and $121,667, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.


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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 AND
2010

REVENUES:

We had revenues of $354,901 and $1,121,763 for the three and nine months ended April 30, 2011, respectively as compared to revenues of $251,087 and $262,941 for the three and nine months ended April 30, 2010, respectively. The increase in revenues was primarily the result of the License Agreement with Den Packaging Corporation dated February 27, 2010 which was effective
March 1, 2010. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Den Packaging Corporation, a Variable Interest Entity, and Den Packaging Corporation has been fully consolidated in our interim financial statements.

COST OF SALES:

Our cost of sales for the three and nine months ended April 30, 2011 was $235,709 and $819,211, respectively, compared to $177,475 and $205,337 for the three and nine months ended April 30, 2010, respectively. The increase in cost of sales was directly related to the sales associated with the License Agreement with Den Packaging Corporation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative, depreciation and consulting costs were $168,480 and $413,557 for the nine months ended April 30, 2011, respectively, compared to $127,098 and $550,032 for the three and nine months ended April 30, 2010, respectively. The decrease in selling, general and administrative expenses was primarily the result of a reduction in consulting expenses offset with expenses incurred through Den Packaging Corporation.

NET LOSS:

Our net loss for the three and nine months ended April 30, 2011 was $63,369 and $201,382, respectively compared to a net loss of $218,863 and $688,130 for the three and nine months ended April 30, 2010, respectively. The decrease in net loss compared to the prior period was primarily attributable to the License Agreement with Den Packaging Corporation. The net loss of Den Packaging Corporation was $22,679 and $2,058 for the three and nine months ending
April 30, 2011, respectively resulting in a net loss attributable to the Company of $40,690 and $199,324 for the three and nine months ended
April 30, 2011, respectively.

TOTAL ASSETS:

Our total assets as of April 30, 2011 were $425,406, a decrease of $4,693, as compared to the fiscal year ended July 31, 2010 which was $430,099. The decrease in total asset was a result of a decrease in accounts receivable from sales offset by an increase in inventory. Our total liabilities as of April 30, 2011 were $735,722, an increase of $158,470, as compared to $577,252 as of July 31, 2010. The increase in our total liabilities compared to July 31, 2010 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, we had total current assets of $404,460 and total current liabilities of $735,722, resulting in a working capital deficit of $331,262. At the end of the quarterly period ending April 30, 2011, we had cash of $8,603. Our cash flow used in operating activities for the nine months ended April 30, 2011 is $90,088. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended April 30, 2011 was $86,828. We believe we will need to raise capital of approximately
$300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of April 30, 2011, we have $292,610 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke payable on demand. The initial $223,600 advanced from The Cellular Connection, Ltd. and Larry Burke is the aggregate amount due under ten convertible secured promissory notes with an aggregate face amount of $268,320. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2011, 2010 and 2009. The aggregate face amount includes one year of interest totaling $44,720 and actual loan amount totaling $223,600.

On August 30, 2010, under the terms of the Side
Letter Agreement, the conversion feature of a Note was amended to a fixed conversion price of $0.0001 from $0.10 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended April 30, 2011. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending April 30, 2011, we had a cash balance of $8,603. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding ten convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on April 30, 2011. As of April 30, 2011 we had $292,610 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2011, in a series of transactions, the holders of a convertible notes payable converted 34,243,200 shares of common stock for $3,424 of outstanding principal and interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended April 30, 2011, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended April 30, 2011, we did not submit any matters to a vote of security holders.

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

Date: June 14, 2011                         Vital Products, Inc.


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