Form 10-K
period 2011-07-31
Vital Products, Inc.
filed 2011-11-14
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K
                                (Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2011.
  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,386,142
(based on a total of 262,213,355 shares of the registrant's common stock held by non-affiliates on January 31, 2011, at the closing price of $0.0091 per share)

The number of shares of outstanding common stock of the registrant as of October 29, 2011 was 296,456,655.


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

        ITEM 9A(T) Controls and Procedures..............................18

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

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believed that DLW would work closely with us to develop new products for existing markets and establish product line extensions to further our market share reach as a developer of industrial packaging products. Most importantly DLW has experience in the development of environmentally friendly products and we expected that DLW would further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we let the agreement expire on July 31, 2010.

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

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines. As of July 31, 2011 we have limited production of this new paper packaging system.

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

Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet, results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

EMPLOYEES
As of October 29, 2011 we had two full time employees.

CUSTOMERS
The company currently has a few customers. Three customers represents 90% of the total outstanding accounts receivable. We are looking to expand our customer base in Canada and the United States. In general, the dealers and consumers of our products also sell and use other similar products, some of which compete with our products.

COMPETITION
We compete with other manufacturers and distributors who offer one or more products that compete with the products we sell. However, we believe that no single competitor serving our markets offers as competitive a price as we do. Our principal means of competition are our quality, reliability, and value-added services, including delivery and service alternatives.

Our industry is highly competitive, characterized by the frequent introduction of new products and includes numerous domestic and foreign competitors, some of which are substantially larger and have greater financial and other resources than we do. Our competition includes:
        - Ranpack
        - Sealed Air
        - Pregis

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

Biofill is a bio-based foam-in-place packaging material used as cushioning in electronic, giftware, automotive and machine parts.
E-coplank a bio-based packaging foam plank used in fabrication of cushion packaging for high-end products currently in development.
E-Foam is a flexible bio-based foam used in automotive components such as head rests.
Enviro-fill is a bio-based loosefill packaging foam used in void fill packaging in giftware and electronics markets.

MANUFACTURING AND PRODUCT SOURCING

We intend to manufacture our products that are currently under development. We intend for our operations to rely on just-in-time manufacturing processes. With just-in-time, production is triggered by immediate customer demand and inventories of finished goods are either nonexistent or kept to a minimum.
We intend to only build products to meet a customer's shipment schedule.
We anticipate that all other supplies to be used in the manufacturing process will be readily available from a number of local suppliers, at competitive prices and delivered within 72 hours in most cases.

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

Michael Levine, our Chief Executive Officer and Chairman of the Board, owns approximately 29% of our voting securities. Mr. Levine therefore has significant influence over our policies and affairs and all corporate actions requiring shareholder approval, including the election of directors. This may delay,deter or prevent transactions, such as mergers or tender offers, that could otherwise benefit investors.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN INCREASING COSTS AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of October 19, 2011 we had two full time employees with whom we intend to continue to develop new products. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.
IF WE LOSE THE RESEARCH AND DEVELOPMENT SKILLS AND MANUFACTURING CAPABILITIES OF OUR FOUNDER, OUR ABILITY TO ATTAIN PROFITABILITY MAY BE IMPEDED AND IF WE DO NOT ATTAIN PROFITABILITY, OUR STOCK PRICE MAY DECREASE AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE
AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING. In their report dated November 11, 2011, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our consolidated financial statements for the fiscal year ended July 31, 2011. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended July 31, 2011 we did not submit any matters to a vote of security holders.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since June 16, 2008. The stock currently trades under the symbol "VTPI.OB." The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 1000 reverse stock split, effective July 30, 2010.

                                                 High    Low

For the Fiscal Year Ended July 31, 2011

First Quarter ended October 31, 2010            $  0.51   $  0.03

Second Quarter ended January 31, 2011           $ 0.095   $0.0071

Third Quarter ended April 30, 2011              $0.0287   $0.0036

Fourth Quarter ended July 31, 2011              $0.0038   $0.0005


For the Fiscal Year Ended July 31, 2010

Fourth Quarter ended July 31, 2010              $  1.40   $  0.10

Holders

The number of record holders of our common stock as of October 29, 2011 was approximately 400, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2011, we do not have any securities authorized for issuance under equity compensation plans.


SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2011, we did not issue securities under any Stock Option Plans.


RECENT SALES OF UNREGISTERED SECURITIES

All amounts have been adjusted to reflect a 1 to 1000 stock reverse split on July 30, 2011.

Between August 30, 2010 and April 30, 2011, an existing investor converted $29,546 principal and interest amount in loans into an aggregate of 295,456,555 shares of our common stock, at a conversion rate of $0.0001 per share.

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

Management's Strategic Vision
Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In August 2008, we changed our business plan to pursue a new line of business as a developer and distributor of material, handling and industrial packaging products. We are not able to predict when we will move forward with our business plan until we can raise additional capital. The agreement with Den Packaging Corporation allows us access to a broader range of products to sell and an existing customer base.
The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011.
As such, the Company derecognized the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

Challenges and Uncertainties

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

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Results of Operations for the Fiscal Year Ended July 31, 2011 Compared to the Fiscal Year Ended July 31, 2010

Revenues:

Our revenues increased by 81% during the year, from $635,233 in fiscal 2010 to $1,149,624 in fiscal 2011. The increase in revenues was primarily the result of the License Agreement with Den Packaging Corporation on February 27, 2010 which was effective March 1, 2010. As a result of the License Agreement, the Company has determined that it is the primary beneficiary of Den Packaging Corporation, a Variable Interest Entity, and Den Packaging Corporation has been fully consolidated in our financial statements.

On May 1, 2011 the License Agreement was terminated and revenues from operations for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

Cost of Sales:

Our cost of sales increased by 75% during the year, from $483,857 in fiscal 2010 to $846,635 in fiscal 2011. The increase in cost of sales was directly related to the sales associated with the License Agreement with Den Packaging Corporation.

On May 1, 2011 the License Agreement was terminated and cost of sales for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

Selling, General, Administrative and Consulting Expenses:

Our selling, general, administrative and consulting expenses for the year ended July 31, 2011 decreased by $110,069, or 16% to $577,747, as compared to $687,816 for the year ended July 31, 2010. The decrease in selling, general, administrative and consulting expenses was primarily the result of the a decrease in stock-based compensation. In 2010, we issued 65,000 shares valued at $357,500 for consultants hired to develop and promote our product lines. In 2011, no stock-based compensation was issued by us.

On May 1, 2011 the License Agreement was terminated and expenses for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

Net income (loss):

Our net loss attributable to Vital Products for the year ended July 31, 2011 was $374,111, as compared to a net loss of $770,770 for the year ended
July 31, 2010. The $396,659 decrease in net loss compared to the prior year was primarily attributable to a reduction in finance costs and a reduction in stock-based compensation. The loss attributed to Den Packaging Corporation was $2,058 for the period from August 1, 2010 to April 30, 2011.

Our total assets for the year ended July 31, 2011 were $20,883, a decrease of 95%, or $409,216, as compared to $430,099 for the fiscal year ended
July 31, 2010. The decrease in total assets compared to the prior year was primarily the result of an decrease in inventory and accounts receivable as a result of the termination of the License Agreement with Den Packaging.

Our total liabilities for the year ended July 31, 2011 were $716,063 an increase of $138,811, or 24%, as compared to $577,252 for the year ended July 31, 2010. The increase in our total liabilities compared to the prior year was primarily the result of increased accounts payable related to the recognition of management fees due to Den Packaging of $103,384 upon termination of the License Agreement and an increase in accounts payable due to Zynpak Packaging Inc., a related party.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2011.

Liquidity and Capital Resources
As of July 31, 2011, we had total current assets of $20,883 and total current liabilities of $716,063, resulting in a working capital deficit of $695,180. As of July 31, 2011, we had cash of $3,869. Our cash used in operating activities for the year ended July 31, 2011 was $95,395.

Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash inflow from financing activities for the year ended July 31, 2011 was $98,733 which was primarily the result of issuance of notes payable. We will need to raise capital of approximately $300,000 to $350,000, through either debt or equity instruments to fund our operations. We may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $762,295 to cover our current liabilities.

The Company issued three convertible secured promissory notes to The Cellular Connection Ltd. and two to Mr. Larry Burke. The notes were issued on September 28, 2010 for $12,000, and November 29, 2010 for $49,000,
December 10, 2010 for $10,000, February 25, 2011 for $5,200 and April 7, 2011
for $32,000. The notes bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of their respective face values of the loan and mature one year from the day of their respective issuance. As at July 31, 2011, the unamortized discount on the promissory notes payable amounts to $86,349. The Holder shall have the right to convert the Note plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion.
None of the convertible secured promissory notes are in default.

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



                              VITAL PRODUCTS, INC.

                                     INDEX

                            July 31, 2011 and 2010


                                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM............. F1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.......................................... F2

Consolidated Statements of Operations................................ F3

Consolidated Statement of Stockholders' Deficit ..................... F4

Consolidated Statements of Cash Flows................................ F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F6 - F18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Vital Products, Inc.

We have audited the accompanying balance sheets of Vital Products, Inc as of July 31, 2011 and 2010, and the related statements of operations and comprehensive income, stockholders' deficit, and cash flows for the years ended July 31, 2011 and 2010. Management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended July 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
November 11, 2011

                                                                            F1

VITAL PRODUCTS, INC.
Consolidated Balance Sheets
As at July 31, 2011 and 2010 (Audited)
                                                              2011        2010
                                                        ----------  ----------
ASSETS
  Current
    Cash                                                $    3,869  $      395
    Accounts receivable                                      9,989     251,125
    Inventory                                                4,572     148,104
    Due from related party                                   2,453           -
    Prepaid expenses                                             -       8,159
                                                        ----------  ----------
  Total current assets                                      20,883     407,783

  Equipment, net of accumulated depreciation                     -      22,316
                                                        ----------  ----------
Total assets                                            $   20,883  $  430,099
                                                        ==========  ==========
LIABILITIES
  Current
    Bank overdraft                                      $        -  $    2,579
    Revolving demand credit facility                             -      34,037
    Accounts payable and accrued liabilities                69,904     204,710
    Accounts payable and accrued liabilities
      - related party                                      173,224     121,667
    Convertible notes payable, net of unamortized debt
     discount of $86,349 and $68,394 at July 31, 2011
     and July 31, 2010, respectively                       298,026     134,590
    Advances from related parties                          174,909      79,669
                                                        ----------  ----------
  Total current liabilities                                716,063     577,252
                                                        ----------  ----------
  Total liabilities                                        716,063     577,252

STOCKHOLDERS' DEFICIT
  Preferred Stock; $0.01 par value; authorized undesignated
  900,000 shares, no shares issued and outstanding
  Series A Convertible Preferred Stock; $0.01 par value;
    100,000 shares authorized,
      40,000 and 40,000 issued and outstanding,
        respectively                                           400         400
  Common stock; $0.0001 par value;
    1,000,000,000 shares authorized and
      296,456,655 and 1,000,000 issued and outstanding,
        respectively                                        29,646         100
  Additional paid-in capital                             3,626,866   3,597,320
  Accumulated other comprehensive income                    32,853      70,598
  Accumulated deficit                                   (4,384,945) (4,010,834)
                                                        ----------  ----------
                                                          (695,180)   (324,416)
  Non-controlling interest                                       -     195,263
                                                        ----------  ----------
  Total stockholders' deficit                             (695,180)   (147,153)
                                                        ----------  ----------
Total liabilities and stockholders' deficit              $  20,883  $  430,099
                                                        ==========  ==========
See Accompanying Notes to Consolidated Financial Statements.

                                                                            F2

VITAL PRODUCTS, INC.
Consolidated Statements of Operations
For the years ended July 31, 2011 and 2010 (Audited)


                                                              2011        2010
                                                        ----------  ----------

Sales                                                 $  1,149,624  $  635,233
Cost of sales                                              846,635     483,857
                                                        ----------  ----------
Gross profit                                               302,989     151,376
                                                        ----------  ----------
Operating expenses
  Depreciation                                               3,117       2,078
  Impairment of equipment                                        -      23,142
  Selling, general and administrative                      562,821     306,683
  Consulting                                                14,926     381,133
                                                        ----------  ----------
    Total operating expenses                               580,864     713,036
                                                        ----------  ----------
Net operating loss                                        (277,875)   (561,660)

Other revenues (expenses)
  Financing costs                                         (157,749)   (312,368)
  Gain on currency exchange                                 16,095      12,841
  Gain on settlement of debt                                43,360      68,800
                                                        ----------   ---------
Net loss for year                                         (376,169)   (792,387)

Net loss attributable to non-controlling interest           (2,058)     21,617
                                                        ----------   ----------
Net loss attributable to Vital Products Inc.             $(374,111)  $(770,770)
                                                        ==========   ==========
Net loss attributable to Vital Products Inc.
  per common share - Basic                                  ($0.00)     ($3.68)
                                                        ==========   ==========
Weighted average number of
common shares outstanding - Basic                      172,624,438     209,258
                                                        ==========   ==========

See Accompanying Notes to Consolidated Financial Statements.

                                                                            F3

VITAL PRODUCTS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended July 31, 2011 and 2010 (Audited)

                                                               Accumulated
                                                               Other
                                                    Additional Compreh-    Non        Accumulated
              Preferred Stock      Common Stock     Paid-In    ensive      Controlling Deficit
              Number   Amount     Number   Amount   Capital    Income      Interest                  Total
--------------------------------------------------------------------------------------------------------------
Balance,
July 31, 2009    40,000  $400      30,455  $     3 $2,849,463  $92,263           -  ($3,240,064)   $(297,935)
--------------------------------------------------------------------------------------------------------------
Issuance of
common stock
for services          -     -      65,000        7   357,493         -           -           -      357,500


Beneficial conversion
feature on convertible
promissory notes      -     -           -        -   204,000         -           -           -       204,000

Issuance of
common stock
for conversion of
promissory notes      -     -     904,545       90   186,364         -           -           -       186,454

Acquisition of Den
Packaging Inc.        -     -           -        -         -         -     216,880           -       216,880

Net loss attributable
to non-controlling
interest              -     -           -        -         -         -     (21,617)          -       (21,617)

Foreign
currency
translation           -     -           -        -         -   (21,665)          -           -       (21,665)

Net loss attributed to
  Vital Products, Inc.
                      -     -           -        -         -         -           -    (770,770)     (770,770)
---------------------------------------------------------------------------------------------------------------
Balance,
July 31, 2010    40,000  $400   1,000,000  $   100 $3,597,320 $ 70,598    $195,263 ($4,010,834)    $(147,153)
---------------------------------------------------------------------------------------------------------------
Beneficial conversion
feature on convertible
promissory notes      -     -           -        -    29,546         -           -           -        29,546

Issuance of
common stock
for conversion of
promissory notes      -     - 295,456,555   29,546         -         -           -           -        29,546

Loss of control of Den
Packaging Inc.        -     -           -        -         -         -    (193,205)           -     (193,205)

Net loss attributable
to non-controlling
interest              -     -           -        -         -         -      (2,058)          -        (2,058)

Foreign
currency
translation           -     -           -        -         -   (37,745)          -           -       (37,745)

Net loss attributed to
  Vital Products, Inc.
                      -     -           -        -         -         -           -     (374,111)     (374,111)
---------------------------------------------------------------------------------------------------------------
Balance,
July 31, 2011    40,000  $400 296,456,655  $29,646 $3,626,866 $ 32,853    $      -  ($4,384,945)    $(695,180)
===============================================================================================================


See Accompanying Notes to Consolidated Financial Statements.
                                                                            F4

VITAL PRODUCTS, INC.
Consolidated Statements of Cash Flows
For the years ended July 31, 2011 and 2010 (Audited)


                                                              2011        2010
                                                        ----------  ----------

Operating activities
    Net loss attributable to Vital Products Inc.
        for the year                                    $ (374,111) $ (770,770)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
           Non-controlling interest                         (2,058)    (21,617)
           Stock issued for services                             -     357,500
            Depreciation                                     3,117       2,078
            Write down of equipment                              -      23,142
            Bad debt expense                                 7,193           -
            Accretion of debt discount and
                interest expense                           157,749     312,368
            Gain on currency exchange                      (16,095)    (12,841)
            Gain on settlement of debt                     (43,360)    (68,800)
            Changes in operating assets and liabilities:
                Accounts receivable                         35,429      70,236
                Inventory                                   10,722       7,125
                Prepaid expenses                             3,563      (3,360)
                Accounts payable and accrued liabilities    36,641     (29,598)
                  Advances from related parties            85,815        69,999
                                                        ----------  ----------
Net cash used in operating activities                      (95,395)    (64,538)
                                                        ----------  ----------
Financing activities
   Payment on bank overdraft                                (9,467)   (31,213)
   Advance on revolving demand credit facility                  -        9,491
   Proceeds from notes payable                             108,200      82,000
                                                        ----------  ----------
Net cash provided by financing activities                   98,733      60,278
                                                        ----------  ----------
Foreign currency translation effect                            136      (3,391)
                                                        ----------  ----------
Net increase (decrease) in cash                              3,474     (7,651)
Cash, beginning of period                                      395       8,046
                                                        ----------  ----------
Cash, end of period                                     $    3,869  $      395
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                           $       -   $        -
Income taxes paid                                       $       -   $        -
Issuance of common stock for conversion of
  promissory note                                       $  29,546   $  186,454

Non-cash investing and financing activities:
De-consolidation of Den Packaging                       See details in Note 4


See Accompanying Notes to Consolidated financial statements.
                                                                            F5

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
July 31, 2011 and 2010


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

On October 7, 2008, we entered into a consulting agreement with DLW Partners of Toronto, an industrial packaging consulting firm specializing in market analysis, market and product strategies and the development of product line extensions. We believed that DLW would work closely with us to develop new products for existing markets and establish product line extensions to further our market share. Most importantly DLW has experience in the development of environmentally friendly products and we expected that DLW would further our initiative to develop environmentally acceptable products. As we have not had a product commercialized by DLW we let the agreement expire on July 31, 2011.

On October 21, 2008, we entered into a sales and marketing agreement with Eco Tech Development LLC of Nevada, a product research and development company specializing in eco-friendly industrial packaging applications, whereby we would market certain proprietary and patent-pending technologies that have recently been developed by Eco Tech, beginning with the marketing of a new bio-based foam packaging product. As we have not had a product commercialized we let the agreement expire on July 31, 2011.


On January 13, 2009, we announced that we had commenced production of Biofill(TM), our bio-based foam in place packaging product, and on January 26, 2009, we received our first purchase order.

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produces a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continues to develop, we believe that these purchase orders validate our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines. As of July 31, 2011, we have limited production of the new paper packaging product.

                                                                            F6

On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we have the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.
 The Company has determined that Den Packaging is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation has been consolidated into the Company's financial statements.
Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet, results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the years ended July 31, 2011 and 2010, the Company incurred losses of $374,111 and $770,770, respectively and cash used in operations was $95,395 and $64,538, respectively. The Company financed its operations through loans payable and vendors' credit.
Management believes that the current cash balances at July 31, 2011 and net future cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis. These consolidated financial statements do not contain any adjustments for this contingency.
                                                                            F7

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

                                                                            F8

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2011 and 2010, cash equivalents amounted to $0.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At July 31, 2011 and 2010, the allowance for doubtful accounts amounted to $0.

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

Inventory

Inventory comprises finished goods held for sale and is stated at lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $11,518 at July 31, 2011
(July 31, 2010 - $0).
                                                                             F9

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

                                                                             F10

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

                                For the years ended July 31,
                                2011                    2010

Basic                     172,624,438                209,258
Diluted                   172,624,438                209,258

The following securities, presented on a common share equivalent basis, have been excluded from the diluted per share computation since their effect was anti-dilutive.

                                  For the years ended July 31,
                                  2011                  2010
Preferred stock                 40,000                40,000

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

                                                                            F11

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

                                                                             F12

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
                                                       =========

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the following assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

        Current assets                                $  365,765
        Equipment                                         24,248
        Bank indebtedness                                (29,854)
        Accounts payable and accrued liabilities        (147,596)
         Accumulated other comprehensive loss            (19,358)
        Non-controlling interest                        (193,205)
                                                       ---------
                                                      $        -
                                                       =========

Upon derecognition of the assets and liabilities of Den Packaging, the Company recognized a liability of $103,384 for management fees earned during the License Agreement which are due to Den Packaging.

At July 31, 2011, our consolidated financial statements do not include the assets and liabilities of Den Packaging. At July 31, 2010 our consolidated balance sheets recognizes current assets of $352,068, equipment of $22,316, bank indebtedness of $30,403 and accounts payable and accrued liabilities of $142,342 related to our interests in Den Packaging Corporation.

For the year ended July 31, 2011, our statement of operations recognizes sales of $1,099,066, cost of sales of $784,576 and selling, general and administrative expenses of $316,548 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to April 30, 2011.

For the year ended July 31, 2010, our statement of operations recognizes sales of $587,859, cost of sales of $444,593 and selling, general and administrative expenses of $164,883 related to our interest in Den Packaging Corporation for the period from
March 1, 2010 to July 31, 2010.
                                                                            F13

4.  INVENTORY
As of July 31, 2011 and 2010, inventory is comprised of finished goods and no provision for inventory obsolescence has been recorded.

5.  EQUIPMENT
As of July 31, 2011 and 2010, equipment consists of the following:
                                                      2011           2010
                                               ------------    -----------
        Machinery and equipment                $   342,153     $   423,404
        Molds                                      235,081         218,438
        Computer hardware and software                   -         133,211
        Leasehold improvements                           -          19,770
                                               ------------    -----------
                                                   577,234         794,823
        Less:  Accumulated depreciation           (577,234)       (772,507)
                                               ------------    -----------
        Equipment, net                         $         -     $    22,316
                                               ============    ===========

Depreciation expense was $3,117 and $2,078 for the years ended July 31, 2011 and 2010, respectively.

6.  REVOLVING DEMAND CREDIT FACILITY

Den Packaging Corporation, a consolidated variable interest entity, has an operating line of credit of $225,000 CDN of which $34,037 ($35,000 CDN) is utilized at July 31, 2010. The line of credit bears interest of prime plus 1.75% and is secured by accounts receivable, inventory and other assets of Den Packaging Corporation and a personal guarantee of the President.
On May 1, 2010, the Company ceased recognition of the revolving demand credit facility upon termination of the License Agreement with Den Packaging.

7.NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND L. BURKE

                         Original
                         Date of Issuance   Maturity Date       2011      2010
                        ----------------   -------------    --------- ---------
Promissory Note 2       April 30, 2009     April 29, 2011  $       -  $   7,386
Promissory Note 3       June 12, 2009      June 11, 2012      31,680     26,400
Promissory Note 4       November 18, 2009  November 17, 2011  30,000     25,000
Promissory Note 5       March 26, 2010     March 25, 2012     12,000     10,000
Promissory Note 6       June 29, 2010      June 28, 2012      12,000     10,000
Promissory Note 7       May 27, 2010       May 26, 2012       44,400     37,000
Promissory Note 8       September 28, 2010 September 27, 2011 12,000          -
Promissory Note 9       November 29, 2010  November 28, 2011  49,000          -
Promissory Note 10      December 10, 2010  December 9, 2011   10,000          -
Promissory Note 11      February 25, 2011  February 24, 2012   5,200          -
Promissory Note 12      April 7, 2011      April 6, 2012      32,000          -
Interest                                                      25,844      8,357
Accretion                                                     33,902     10,447
                                                           ---------   --------
                                                           $ 298,026  $ 134,590
                                                           =========  =========

As of July 31, 2011 and 2010, notes payable are recorded net of unamortized debt discount of $87,949 and $68,394, respectively.

                                                                            F14

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

                                                                            F15

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

On November 18,2010, Promissory Note 4 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $10,000 gain.

On March 26, 2011, Promissory Note 5 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

On May 27, 2011, Promissory Note 7 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $14,800 gain.

On June 12, 2011, Promissory Note 3 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $10,560 gain.

On June 26, 2011, Promissory Note 6 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

                                                                            F16

8. RELATED PARTY BALANCES AND TRANSACTIONS
For the year ended July 31, 2011 and 2010, the Company had rent expense totaling $36,257 and $34,165, respectively and as of July 31, 2011 and July 31, 2010 advances of $64,598 and $79,669, respectively, and outstanding payables totaling $173,224 and $121,667, respectively, all with Zynpak Packaging Inc. in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

For the year ended July 31, 2011 and 2010, the Company had management fee expense totaling $103,384 and $0, respectively and as of July 31, 2011 and July 31, 2010 advances of $110,312 and $0, respectively, with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment. See Note 3 - Variable Interest Entity.

9.  CONVERTIBLE PREFERRED AND CAPITAL STOCK
Each Series A Preferred Stock is convertible at any time, at the option of the holder, into 100 shares of common stock. Series A Preferred Stocks carry voting rights equal to the number of common shares into which the preferred stock can be converted, multiplied by 30. Upon any liquidation, dissolution or winding-up of the Company, the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the holder's pro rata share of the assets and funds of the Company.

On July 30, 2010 the Company approved and effected a 1-for-1000 reverse stock split of issued and outstanding common stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

10.  INCOME TAXES
The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying financial statements as of July 31, 2011 and 2010:

        The Company's computation of income tax recovery is as follows:
                                                      2011           2010
                                               ------------    -----------
        Net loss for the period                $(  374,111)   $(  770,770)
        Enacted income tax rate                       34.6%          34.6%
                                               ------------    -----------
        Income tax recovery at enacted rate       (129,442)      (266,686)
        Non-deductible expenses                     46,226        212,294
        Change in valuation allowance               83,216         54,392
                                               ------------    -----------
        Income tax expense / recovery          $         -     $        -
                                               ============    ===========
        Components of the Company's net
        future income tax assets are:
                                                      2011            2010
                                               ------------    -----------
        Non-capital loss carry forward         $ 1,074,756     $ 1,005,001
        Valuation allowance                     (1,088,217)     (1,005,001)
                                               ------------    -----------
        Net future income tax assets           $         -     $        -
                                               ============    ===========
                                                                            F17

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized. The change in the valuation allowance during the years ended July 31, 2011 and 2010 was $83,216 and $54,392, respectively. The change in the valuation allowance due to a change in tax rates for the years ended July 31 2011 and 2010 was $0 and $0, respectively. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at July 31, 2011 ($0 - July 31, 2010)
The non-capital losses expire in 2015 through 2032.

11. RISK MANAGEMENT

Foreign Exchange Risk

>From time to time, the company can be exposed to foreign exchange risk on purchases of inventory which are made in US dollars. The company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The company is subject to risk of non-payment on its trade accounts receivable. For the year ended July 31, 2011, the company has many customers. Three customers represents 90% of the total outstanding accounts receivable. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the year ended July 31, 2011, the company purchased its inventory from many vendors.


                                                                            F18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 9A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and
(ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting were not effective as of July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2011. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

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


Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 31, 2010, Mr. Levine has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. Levine is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Levine 's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Levine has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Levine has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2011 and 2010 to Michael Levine, our principal executive officer, also referred to as our "named executive officer."
No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended July 31, 2011 and 2010

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Chief
Executive
Officer and
Chief
Financial
Officer    2011 $  0                                                 $ 0
           2010 $  0                                                 $ 0


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

As of July 31, 2011, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

DIRECTOR COMPENSATION

We do not currently have any formal arrangements to compensate our directors. >From time to time, we may compensate our directors in shares of our common stock to preserve capital to grow our company. We did not compensate our directors for their services during the fiscal years ended July 31, 2010 or July 31, 2011.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 19, 2011, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2011 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 29, 2011, plus shares of common stock subject to options, warrants and conversion rights held by such person on October 29, 2011, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner

Common Stock      Michael Levine (3)            4,000,015             1.3%

                  Bram Lecker B.A.  L.L.B               0                0


                  Directors and executive
                  officers as a group
                  (2 persons)                   4,000,015             1.3%

(1) The address of all individual directors and executive officers is c/o Vital Products, Inc., 245 Drumlin Circle, Concord, Ontario, L4K 3E4.

(2) The number of shares of common stock issued and outstanding on October 29, 2011 was 296,456,655 shares.

(3) Michael Levine's beneficial ownership is comprised of 15 shares of common stock and 40,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 4,000,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31,2011, we have accrued a total of $158,150 in rent due to Zynpak,a company Controlled by Michael Levine, our Chief Executive Officer, President and Chairman of the Board for use of a 4,000 square foot facility within a building it owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month. Our rent expense for the fiscal years ended July 31, 2011 and 2010 was $35,744 and $34,165, respectively.

As of and for the fiscal years ended July 31, 2011 and 2010, we had outstanding advances of $58,977 and $78,669,respectively and payables totaling $158,150 and $121,667 with a vendor to which Michael Levine, our Chief Executive Officer, President and Chairman of the Board, has a majority ownership interest

As of July 31, 2011, we have accrued a total of $100,712 in management fees due to Den Packaging a company Controlled by Michael Levine, our Chief Executive Officer, President and Chairman of the Board for a License Agreement for the period from March 1, 2010 to April 30, 2011. Our management fee expense for the fiscal years ended July 31, 2011 and 2010 was $101,921 and $0, respectively.

As of and for the fiscal years ended July 31, 2011 and 2010, we had outstanding advances of $58,977 and $78,669,respectively and payables totaling $158,150 and $121,667 with a vendor to which Michael Levine, our Chief Executive Officer, President and Chairman of the Board, has a majority ownership interest

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.


DIRECTOR INDEPENDENCE

As of July 31, 2011, Michael Levine and Bram Lecker served as our directors. Of those directors, Mr. Lecker has been deemed by our board of directors to be "independent," as defined in Rule 5605 of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB, which does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by DeJoya Griffith and Company in the years ended July 31, 2011 and 2010 were as follows:

                                      2011            2010

Audit Fees                       $   24,000      $   14,500
Audit-Related Fees                        0               0
Tax Fees                                  0               0
All Other Fees                            0               0
Total                            $   24,000       $  14,500
Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2011 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2011.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets at July 31, 2011 and 2010

   Consolidated Statements of Operations for the years ended July 31, 2011 and 2010

   Consolidated Statements of Stockholders' Deficit for the years ended July 31, 2011 and 2010

   Consolidated Statements of Cash Flows for the years ended July 31, 2011 and 2010

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

23.1 Consent of Independent Auditors filed herewith).

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


                                        Date:   November14, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By:/s/ Michael Levine                                         November14, 2011
-------------------------  President, Chief Executive Officer,-----------------
  Michael Levine           Chief Financial Officer, Chairman
                           and Director


By:/s/ Bram Lecker         Director                           November14, 2011
-------------------------                                     -----------------
  Bram Lecker