Form 10-Q
period 2011-10-31
Vital Products, Inc.
filed 2011-12-08
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended October 31, 2011

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 15, 2011, the Issuer had 296,456,555 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED OCTOBER 31, 2011



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of October 31, 2011 (unaudited) and
   July 31, 2011 (audited)..................................................F1

Consolidated Statements of Operations and Comprehensive Loss for
  the three months ended October 31, 2011 and 2010 (unaudited)..............F2

Consolidated Statements of Cash Flows for the three months ended
   October 31, 2011 and 2010 (unaudited)....................................F3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F4 , F9

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................4

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........9

Item 4T - Controls and Procedures............................................9


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................10

Item 1A - Risk Factors......................................................10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........10

Item 3 - Defaults Upon Senior Securities....................................10

Item 4 - Submission of Matters to a Vote of Security Holders................11

Item 5 - Other Information..................................................11

Item 6 - Exhibits...........................................................11

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Vital Products Inc.
CONSOLIDATED BALANCE SHEETS
                                               October 31,2011    July 31,2011
                                                 (Unaudited)         (Audited)
                                               _______________    ____________
ASSETS

Current assets
        Cash                                     $       5,577      $    3,869
        Accounts receivable                              5,421           9,989
        Inventory                                        8,085           4,572
        Due from related party                           2,351           2,453
                                               _______________    ____________
         Total current assets                           21,434          20,833
                                               _______________    ____________
Total assets                                    $       21,434      $   20,833
                                               ===============    ============
LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
        Accounts payable and accrued liabilities $ 60,768 $ 69,904 Accounts payable and accrued liabilities
        - related party                                173,773         173,224
        Advances                                        40,500               -
        Convertible notes payable, net of unamortized
        debt discount of $53,310 and $68,394 at
        Oct. 31, 2011 and July 31, 2011,respectively   329,088         298,026
        Advances from related parties                  147,613         174,909
                                               _______________    ____________
                Total current liabilities              751,742         716,063
                                               _______________    ____________
Total liabilities                                      751,742         716,063
                                               _______________    ____________
Stockholders deficit
        Preferred Stock; $0.01 par value; authorized
        undesignated 900,000 shares, no shares issued
        and outstanding
        Series A Convertible Preferred Stock; $0.01
        par value;100,000 shares authorized, 40,000
        and 40,000 issued and outstanding, respectively    400             400

        Common stock; $0.0001 par value;
        1,000,000,000 shares authorized and
        296,456,655 and 296,456,655 issued and
        outstanding, respectively                       29,646          29,646
        Additional paid-in-capital                   3,626,866       3,626,866
        Accumulated other comprehensive income          60,811          32,853
        Accumulated deficit                         (4,448,031)     (4,384,945)
                                               _______________    ____________
        Total stockholders deficit                    (730,308)       (695,180)
                                               _______________    ____________
Total liabilities and stockholders deficit      $       21,434     $    20,883
                                               ===============    ============

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F1

Vital Products Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
                        For the three                For the three
                        months ended                 months ended
                        October 31, 2011           October 31, 2010
                         _______________          _______________
Sales                     $       4,634           $       401,194
Cost of sales                     2,754                   328,833
                         _______________          _______________
Gross profit                      1,880                    72,361
                         _______________          _______________
Operating expenses
 Selling, general and
 administrative                  22,130                   126,051
 Consulting                           -                    14,527
Total expenses                   22,130                   140,578
                         _______________          _______________
Net operating loss              (20,250)                  (68,217)
                         _______________          _______________
Other income (loss)
Financing costs                 (35,456)                  (49,905)
Gain on settlement of debt        4,800                         -
Gain (loss) on currency
exchange rate                   (12,180)                    2,351

Net loss for the period         (63,086)                 (115,771)
                         _______________          _______________
Net loss attributed to
non-controlling interest              -                   (16,896)

Net loss attributable to
Vital Products Inc.             (63,086)                  (98,875)
Other comprehensive
income (loss)
Foreign currency
translation adjustment           27,958                    (3,252)
                         _______________           ______________
Comprehensive loss        $     (35,128)           $     (102,127)
                        ================           ==============
Net loss attributable to
Vital Products Inc. per
common share, basic       $        0.00            $        (0.01)
                         ===============           ==============
Weighted average number
of common shares
outstanding - basic         296,456,555                 7,886,654
                         ===============           ==============

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F2

Vital Products Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                        For the three           For the three
                                        months ended             months ended
                                       October 31, 2011       October 31, 2010
                                        _______________         ______________
Cash flows from operating activities
        Net loss attributable
        to Vital Products Inc.          $       (63,086)          $    (98,875)
        Adjustments to reconcile net
        loss to cash used in operating
        activities
           Non-controlling interest                   -                (16,896)
           Accretion of debt discount
           and interest expense                  35,456                 47,849
           Loss on currency exchange             12,180                 (2,351)
           Gain on settlement of debt            (4,800)                     -
        Change in operating assets
        and liabilities
                Accounts receivable               4,110                (59,543)
                Inventory                        (3,662)               (10,725)
                Prepaid expenses                                         2,433
                Accounts payable and
                accrued liabilities               1,446                122,735
                                        _______________         ______________
       Net cash used in operating activities    (18,356)               (15,373)
                                        _______________         ______________
Cash flow from financing activities
                Advance on bank overdraft             -                 21,662
                Payment on revolving
                demand credit facility                -                (34,037)
                Advances                         40,500
                Advances from related parties         -                 14,097
                Payments on related
                party advances                  (20,000)
                Proceeds from convertible
                notes payable                         -                 12,000

        Net cash provided by
        financing activities                     20,500                 13,722
                                        _______________         ______________
Foreign currency translation effect                (436)                 1,256
                                        _______________         ______________
Net change in cash                                1,708                   (395)
Cash, beginning of the period                     3,869                    395
                                        _______________         ______________
Cash, end of the period                   $       5,577           $          -
                                        ===============         ==============
Supplemental disclosure of non-cash investing
and financing activities
           Issuance of common stock for
           conversion of promissory note  $           -           $      1,921
                                        ===============         ==============
           Beneficial conversion feature  $           -           $     29,546
                                        ===============         ==============

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F3
VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
October 31, 2011 and 2010
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

The accompanying unaudited interim consolidated financial statements of Vital Products, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended July 31, 2011 of Vital Products, Inc.

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2011 and the results of operations and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the three months ended October 31, 2011 and 2010, the Company incurred losses of $63,086 and $98,875, respectively, and cash used in operations was $3,031 and $15,373, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit. Management believes that the current cash balances at October 31, 2011 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

                                                                            F4

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its variable interest entity ('VIE') in which the Company is the primary beneficiary. Effective August 1, 2009, the Company adopted the accounting standards for non-controlling interests and reclassified the equity attributable to its non-controlling interests as a component of equity in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 3. Management's determination of the appropriate accounting method with respect to the Company's variable interests is based on accounting standards for VIEs issued by the Financial Accounting Standards Board ('FASB'). The
Company consolidates any VIEs in which it is the primary beneficiary and discloses significant variable interests in VIEs of which it is not the primary beneficiary, if any.

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

                                                                            F5

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BASIC LOSS PER SHARE

FASB ASC Subtopic 260, Earnings Per Share, provides for the calculation of 'Basic' and 'Diluted' earnings per share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. All potentially dilutive securities have been excluded from the computations since they would be antidilutive. However, these dilutive securities could potentially dilute earnings per share in the future.

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

Den Packaging Corporation - For the three month period October 31, 2010 our consolidated statement of operations and comprehensive loss recognizes sales of $392,022, cost of sales of $310,852 and selling, general and administrative expenses of $98,066 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to October 31, 2010.

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized all of the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

                                                                            F8

NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                            October 31, July 31
                        Date of Issuance   Maturity Date       2011       2011
                        ----------------   -------------     -------- ---------
Promissory Note 3       June 12, 2009      June 11, 2012    $ 31,680   $ 31,680
Promissory Note 4       November 18, 2009  November 17, 2011  30,000     30,000
Promissory Note 5       March 26, 2010     March 25, 2012     12,000     12,000
Promissory Note 6       June 29, 2010      June 28, 2012      12,000     12,000
Promissory Note 7       May 27, 2010       May 26, 2012       44,400     44,400
Promissory Note 8       September 28, 2010 September 27, 2012 14,400     12,000
Promissory Note 9       November 29, 2010  November 28, 2011  49,000     49,000
Promissory Note 10      December 10, 2010  December 9, 2011   10,000     10,000
Promissory Note 11      February 25, 2011  February 24, 2012   5,200      5,200
Promissory Note 12      April 7, 2011      April 6, 2012      32,000     32,000
Interest                                                      39,293     25,844
Accretion                                                     49,115     33,902
                                                           ---------   --------
                                                           $ 329,088  $ 298,026
                                                           =========  =========

As of October 31, 2011 and July 31, 2010 notes payable are recorded net of unamortized debt discount of $53,310 and $68,394, respectively.

On September 28, 2011, Promissory Note 8 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,800 gain.

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

NOTE 5 - ADVANCES

Advances are non-interest bearing, unsecured and have no-specific terms of repayment.


NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

For the three months ended October 31, 2011 and 2010, the Company had rent expense totaling $9,030 and $8,666, respectively and as of October 31, 2011 and July 31, 2011 advances of $41,861 and $64,598, respectively, and outstanding payables totaling $173,773 and $173,224, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of October 31, 2011 and July 31, 2011 advances of $105,752 and $110,312, respectively, with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing,unsecured and have no specified terms of repayment.
                                                                           F9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains 'forward-looking statements' that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed November 14, 2011, for the year ended July 31, 2011, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed November 14, 2011, for the year ended July 31, 2011.

OVERVIEW
Vital Products, Inc. (the 'Company') was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.

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


On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we had the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. Total fees earned by Den Packaging Corporation as a result of the License Agreement for the three months ended October 31, 2011 and 2010 is $0 and $25,461, respectively. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement was for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we would immediately stop the use of the facilities as described.

The Company had determined that Den Packaging is a Variable Interest Entity and that Vital Products, Inc. was the primary beneficiary. As such, Den Packaging Corporation was consolidated into the Company's financial statements.

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized all of the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

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

We believe the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the consolidated financial statements.


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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101') as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101,which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the Accounting Standards Codification, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

REVENUES:

We had revenues of $4,634 for the three months ended October 31, 2011, as compared to revenues of $401,194 for the three months ended October 31, 2010. The decrease in revenues was primarily the result of termination of the License Agreement with Den Packaging Corporation on May 1, 2011. The Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

COST OF SALES:

Our cost of sales for the three months ended October 31, 2011 was $2,754, compared to $328,833 for the three months ended October 31, 2010. The decrease in cost of sales was directly related to decrease in sales associated with the termination of the License Agreement with Den Packaging Corporation on May 1, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were $22,130 for the three months ended October 31, 2011, compared to $140,578 for the three months ended October 31, 2010. The decrease in selling, general and administrative expenses was primarily the result of the termination of the License Agreement with Den Packaging Corporation.

NET LOSS:

Our net loss for the three months ended October 31, 2011 was $63,086, compared to a net loss of $98,875 for the three months ended October 31, 2010. The decrease of the net loss compared to the prior period was primarily attributable to the termination of the License Agreement with Den Packaging Corporation.

TOTAL ASSETS:

Our total assets as of October 31, 2011 were $21,434, a decrease of $551, as compared to the fiscal year ended July 31, 2011 which was $20,883. Our total liabilities as of October 31, 2011 were $751,741, an increase of $35,678, as compared to $716,063 as of July 31, 2011. The increase in our total liabilities compared to July 31, 2011 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, we had total current assets of $21,434 and total current liabilities of $751,742, resulting in a working capital deficit of $730,308. At the end of the quarterly period ending October 31, 2011, we had cash of $5,577. Our cash flow used in operating activities for the three months ended October 31, 2011 is $3,031. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended October 31, 2011 was $5,000. We believe we will need to raise capital of approximately
$300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of October 31, 2011, we have $329,088 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke payable on demand. The initial $240,680 advanced from The Cellular Connection, Ltd. and Larry Burke is the aggregate amount due under ten convertible secured promissory notes with an aggregate face amount of $286,416. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2011, 2010 and 2009. The aggregate face amount includes one year of interest totaling $45,736 and actual loan amount totaling $240,680.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended October 31, 2011. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending October 31, 2011, we had a cash balance of $5,577. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding ten convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on October 31, 2011. As of October 31, 2011 we had $329,088 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2011, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended October 31, 2011, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 2011, we did not submit any matters to a vote of security holders.

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

Date: December 8, 2011                       Vital Products, Inc.


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