Form 10-Q
period 2012-01-31
Vital Products, Inc.
filed 2012-03-16
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended January 31, 2012

                                     or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 16, 2012, the Issuer had 296,457 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JANUARY 31, 2012



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of January 31, 2012 (unaudited) and
   July 31, 2011 (audited)..................................................F1

Consolidated Statements of Operations and Comprehensive Loss for
  the three and six months ended January 31, 2012 and 2011 (unaudited)......F2

Consolidated Statements of Cash Flows for the six months ended
   January 31, 2012 and 2011 (unaudited)....................................F3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F4 - F9

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

Item 5 - Other Information..................................................10

Item 6 - Exhibits...........................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Vital Products Inc.
CONSOLIDATED BALANCE SHEETS
                                         January 31, 2012        July 31, 2011
                                            (Unaudited)            (Audited)
                                           _______________        ____________
ASSETS

Current assets
        Cash                                  $       44        $       3,869
        Accounts receivable                        9,118                9,989
        Inventory                                  3,315                4,572
        Due from related party                     2,337                2,453
                                           _______________        ____________
                Total current assets              14,814               20,833
                                           _______________        ____________
Total assets                                  $   14,814         $     20,833
                                           ===============        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued
     liabilities                              $   64,409         $     69,904
     Accounts payable and accrued
     liabilities ' related party                 181,691              173,224
     Advances                                     48,511                    -
     Convertible notes payable, net of
     unamortized debt discount of $82,098
     and $68,394 at January 31, 2012 and
     July 31, 2011,respectively                  331,470              298,026
     Advances from related parties               147,413              174,909
                                           _______________       ____________
                Total current liabilities        773,494              716,063
                                           _______________       ____________
Total liabilities                                773,494              716,063
                                           _______________       ____________
Stockholders' deficit
        Preferred Stock; $0.01 par value;
        authorized undesignated 900,000
        shares, no shares issued and
        outstanding
        Series A Convertible Preferred Stock;
        $0.01 par value;100,000 shares
        authorized, 40,000 and 40,000 issued
        and outstanding, respectively                400                  400

        Common stock; $0.0001 par value;
        1,000,000,000 shares authorized and
        296,457 and 296,457 issued and
        outstanding, respectively                     30                   30
        Additional paid-in-capital             3,656,482            3,656,482
        Accumulated other comprehensive income    64,541               32,853
        Accumulated deficit                   (4,480,133)          (4,384,945)
                                           _______________        ____________
        Total stockholders' deficit             (758,680)            (695,180)
                                           _______________        ____________
Total liabilities and stockholders' deficit    $  14,814         $     20,883
                                           ===============        ============
See Accompanying Notes to Consolidated Financial Statements.
                                                                            F1

Vital Products Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                For the             For the             For the               For the
                             three months          three months        nine months          nine months
                         ended September 30,    ended September 30   ended September 30,  ended September 30
                                2012                 2011                2012                  2011
                            ===============      ==============       ==============      ==============

Sales                         $      5,791        $    365,668         $     10,425        $     766,862
Cost of sales                        4,677             254,669                7,431              583,502
                            ---------------      --------------       --------------      ---------------
Gross profit                         1,114             110,999                2,994              183,360
                            ---------------      --------------       --------------      ---------------
Operating expenses
 Selling, general and
   administrative                   28,429             101,822               50,559              227,873
 Consulting                             -                  (41)                  -                14,486
 Depreciation                           -                1,361                   -                 2,718
                            ---------------      --------------       --------------      ---------------
Total expenses                      28,429             103,142               50,559              245,077
                            ---------------      --------------       --------------      ---------------
Net operating loss                 (27,315)              7,857              (47,516)             (61,717)

Other income (loss)
Financing costs                    (37,592)            (41,760)             (73,048)             (91,665)
Gain on settlement of
   debt                             35,600              10,000               40,400               10,000
Gain (loss) on currency
exchange rate                       (2,795)              3,018              (14,975)               5,369
                            ---------------      --------------       --------------      ---------------

Net loss for the period            (32,102)            (20,885)             (95,188)            (138,013)


Net loss attributed to
non-controlling interest                -              (37,757)                  -               (20,621)
                            ---------------      --------------       --------------      ---------------

Net loss attributable to
Vital Products Inc.                (32,102)            (58,642)             (95,188)            (158,634)

Other comprehensive income
(loss)
Foreign currency
translation adjustment               3,730              (2,737)              31,688               (6,229)
                            ---------------      --------------       --------------      ---------------
Comprehensive loss           $     (28,372)      $     (61,379)             (63,500)            (164,863)
                            ===============      ==============       ==============      ===============

Net loss attributable to
Vital Products Inc. per
common share, basic          $       (0.11)      $       (0.55)        $      (0.32)        $      (2.75)
                            ===============      ==============       ==============      ===============

Weighted average number
of common shares
outstanding ' basic                296,457             107,409              296,457               57,735
                            ===============      ==============       ==============      ===============


See Accompanying Notes to Consolidated Financial Statements.
                                                                            F2

Vital Products Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                 For the six       For the six
                                                 months ended      months ended
                                                 January 31,         January 31
                                                   2012                2011
                                                 -------------     ------------
Cash flows from operating activities
   Net loss attributable to Vital Products Inc.   $  (95,188)       $ (158,634)
   Adjustments to reconcile net loss
   to cash used in operating activities
                Non-controlling interest                  -             20,621
                Depreciation                              -              2,718
                Accretion of debt discount
                and interest expense                  73,048            91,665
                Loss on currency exchange             14,975            (5,369)
                Gain on settlement of debt           (40,400)          (10,000)
   Change in operating assets and liabilities
                Accounts receivable                      398            34,231
                Inventory                              1,032           (12,666)
                Prepaid expenses                          -              3,458
                Accounts payable and
                accrued liabilities                    7,301           (39,714)
           Accounts payable to a related party       (21,781)               -
           Advances from related parties                  -              8,015
                                                 -------------     ------------
        Net cash used in operating activities        (31,809)          (65,675)
                                                 -------------     ------------

Cash flow from financing activities
        Advance on bank overdraft                         -             (2,951)
        Advances from related parties                 48,511                -
        Payments on related party advances           (19,300)               -
        Proceeds from convertible notes payable           -             59,000
                                                 -------------     ------------
     Net cash provided by financing  activities       29,211            56,049
                                                 -------------     ------------

Foreign currency translation effect                   (1,227)           11,232
                                                 -------------     ------------
Net change in cash                                    (3,825)            1,607

Cash, beginning of the period                          3,869               395
                                                 -------------     ------------
Cash, end of the period                            $      44        $    2,002
                                                 =============     ============

Supplemental disclosure of non-cash
investing and financing activities
          Issuance of common stock for
          conversion of promissory note            $       -          $ 26,121
                                                 =============     ============
             Beneficial conversion feature         $       -          $ 29,546
                                                 =============     ============

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F3

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
January 31, 2012 and 2011
(Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2012 and the results of operations and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2012 and 2011, the Company incurred losses of $95,188 and $138,013, respectively, and cash used in operations was $31,809 and $65,675, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit.

Management believes that the current cash balances at January 31, 2012 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

                                                                            F4

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

                                                                            F5

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

                                                                            F6

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

Den Packaging Corporation ' For the six months period ended January 31, 2011 our consolidated statement of operations and comprehensive loss recognizes sales of $766,862, cost of sales of $583,502 and selling, general and administrative expenses of $227,873 related to our interest in Den Packaging Corporation for the period from August 1, 2010 to January 31, 2011.

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized all of the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.




NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                            January 31, July 31
                        Date of Issuance   Maturity Date       2012       2011
                        ----------------   -------------     -------- ---------
Promissory Note 3       June 12, 2009      June 11, 2012    $ 31,680   $ 31,680
Promissory Note 4       November 18, 2009  November 17, 2012  36,000     30,000
Promissory Note 5       March 26, 2010     March 25, 2012     12,000     12,000
Promissory Note 6       June 29, 2010      June 28, 2012      12,000     12,000
Promissory Note 7       May 27, 2010       May 26, 2012       44,400     44,400
Promissory Note 8       September 28, 2010 September 27, 2012 14,400     12,000
Promissory Note 9       November 29, 2010  November 28, 2012  58,800     49,000
Promissory Note 10      December 10, 2010  December 9, 2012   12,000     10,000
Promissory Note 11      February 25, 2011  February 24, 2012  5,200       5,200
Promissory Note 12      April 7, 2011      April 6, 2012      32,000     32,000
Interest                                                      32,440     25,844
Accretion                                                     40,550     33,902
                                                           ---------   --------

                                                           $ 331,470  $ 298,026
                                                           =========  =========

                                                                           F7

As of January 31, 2012 and July 31, 2010 notes payable are recorded net of unamortized debt discount of $82,098 and $68,394, respectively.

On September 28, 2011, Promissory Note 8 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,800 gain.

On November 18,2011, Promissory Note 4 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $12,000 gain.

On November 29,2011, Promissory Note 9 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $19,600 gain.

On December 10, 2011, Promissory Note 10 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

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


NOTE 5 ' ADVANCES

Advances are non-interest bearing, unsecured and have no-specific terms of repayment.


NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

For the six months ended January 31, 2012 and 2011, the Company had rent expenses totaling $17,950 and $17,973, respectively and as of January 31, 2012 and July 31, 2011 advances of $42,305 and $64,597, respectively, and outstanding payables totaling $181,691 and $173,224, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of January 31, 2012 and July 31, 2011 the Company had advances of $105,108 and $110,312, respectively, with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

                                                                           F8

NOTE 7 ' SUBSEQUENT EVENTS

On February 24, 2012, the Company agreed to amend the terms of Promissory
Notes 3, 4, 5, 6, 8, 10 and 11 (See Note 4 - Notes Payable to Cellular Connection, Ltd. and L. Burke) issued to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the Promissory Notes were combined into one new Promissory Note with an issue amount of $147,936 and face amount of $177,523. The conversion feature of the new Promissory Note was amended to a fixed conversion price of $0.0002 per share of common stock of the Company.
The face amount of the new Promissory Note is payable February 24, 2013.
The outstanding face amount of the new Promissory Note shall increase by another 20% on February 24, 2014 and again on each one year anniversary of February 24, 2014 until the new Promissory Note has been paid in full.

On March 5, 2012 the Company approved and effected a 1-for-1000 reverse stock split of issued and outstanding common stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

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


On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we had the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. Total fees earned by Den Packaging Corporation as a result of the License Agreement for the three months ended January 31, 2012 and 2011 is $0 and $25,461, respectively. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement was for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement. Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we would immediately stop the use of the facilities as described.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011

REVENUES:

We had revenues of $5,791 and $10,425 for the three and six months ended January 31, 2012, as compared to revenues of $365,668 and $766,862 for the three and six months ended January 31, 2011. The decrease in revenues was primarily the result of termination of the License Agreement with Den Packaging Corporation on May 1, 2011. The Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

COST OF SALES:

Our cost of sales for the three and six months ended January 31, 2012 was $4,677 and $7,431, compared to $254,669 and $583,502 for the three and six months ended January 31, 2011. The decrease in cost of sales was directly related to decrease in sales associated with the termination of the License Agreement with Den Packaging Corporation on May 1, 2011.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were $28,429 and $50,559 for the three and six months ended January 31, 2012, compared to $101,822 and $227,873 for the three and six months ended January 31, 2011. The decrease in selling, general and administrative expenses was primarily the result of the termination of the License Agreement with Den Packaging Corporation.

NET LOSS:

Our net loss attributed to vital Products Inc. for the three and six months ended January 31, 2012 was $32,102 and $95,188, compared to the net loss attributed to Vital Products Inc. of $20,885 and $138,013 for the three and six months ended January 31, 2011. The decrease of the net loss compared to the prior period was primarily attributable to the termination of the License Agreement with Den Packaging Corporation.


TOTAL ASSETS:

Our total assets as of January 31, 2012 were $14,814 a decrease of $6,019, as compared to the fiscal year ended July 31, 2011 which was $20,833. Our total liabilities as of January 31, 2012 were $773,494, an increase of $57,431, as compared to $716,063 as of July 31, 2011. The increase in our total liabilities compared to July 31, 2011 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2012, we had total current assets of $14,814 and total current liabilities of $773,494, resulting in a working capital deficit of $758,680. At the end of the quarterly period ending January 31, 2012, we had cash of $44. Our cash flow used in operating activities for the six months ended January 31, 2012 is $31,809. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2012 was $29,211. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of January 31, 2012, we have $331,470 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke. The initial
$258,480 advanced from The Cellular Connection, Ltd. and Larry Burke is the aggregate amount due under ten convertible secured promissory notes with an aggregate face amount of $310,176. Convertible notes payable are recorded on our balance sheet net of debt discount of $82,098. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2011, 2010 and 2009. The carrying value of convertible notes payable of $331,470 includes accreted interest totaling $72,990 and actual loan amount totaling $258,480.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended January 31, 2012. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending January 31, 2012, we had a cash balance of $44. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding ten convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on January 31, 2012. As of January 31, 2012 we had $331,470 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2012, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended January 31, 2012, we did not have any defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 2012, we did not submit any matters to a vote of security holders.

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

Date: March 16, 2012                         Vital Products, Inc.


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