Form 10-Q
period 2012-04-30
Vital Products, Inc.
filed 2012-06-14
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended April 30, 2012

                                     or

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

               33671 CHULA VISTA AVE., DANA POINT, CA 92629
        ---------------------------------------------------------
                  (Address of principal executive offices)

                                949-340-6646
                            ---------------------
           (Registrant's telephone number, including area code)

           245 DRUMLIN CIRCLE, CONCORD ONTARIO, CANADA L4K 3E4
                            --------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer,' 'accelerated filer' and 'small reporting company' in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]                             Accelerated filer [ ]
Non-Accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 14, 2012, the Issuer had 579,296,457 shares of common stock issued and outstanding, par value $0.0001 per share.

                             VITAL PRODUCTS, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED APRIL 30, 2012



TABLE OF CONTENTS
                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements..................................F1

Consolidated Balance Sheets as of April 30, 2012 and July 31, 2011..........F1

Consolidated Statements of Operations and Comprehensive Loss for
  the three and nine months ended April 30, 2012 and 2011...................F2

Consolidated Statements of Cash Flows for the nine months ended
   April 30, 2012 and 2011 .................................................F3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F4 - F11

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

Item 4T - Controls and Procedures...........................................10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................10

Item 1A - Risk Factors......................................................10

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........11

Item 3 - Defaults Upon Senior Securities....................................11

Item 4 - Mine Safety Disclosures............................................11

Item 5 - Other Information..................................................11

Item 6 - Exhibits...........................................................11

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS Vital Products, Inc. CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                      April 30,          July 31,
                                        2012              2011
ASSETS                                -----------       ----------
Current assets
        Cash                           $     200          $   3,869
        Accounts receivable               40,301              9,989
        Inventory                         12,281              4,572
        Due from related party               -                2,453
                                      -----------       -----------
        Total current assets              52,782             20,883
                                      -----------       -----------
Total assets                           $  52,782          $  20,883
                                      ===========       ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
        Accounts payable and
          accrued liabilities          $ 117,514           $ 69,904
        Accounts payable and
          accrued liabilities -
        related party                    195,003            173,224
        Advances                          65,208                  -
        Convertible notes
           payable, net                  229,607            298,026
        Advances from related
           parties                       135,932            174,909
                                      -----------       -----------
        Total current liabilities        743,264            716,063
                                      -----------       -----------
Total liabilities                        743,264            716,063
                                      -----------       -----------
Stockholders' deficit
        Preferred Stock; $0.01 par
        value; authorized undesignated
        900,000 shares, no shares
        issued and outstanding
        Series A Convertible Preferred
        Stock; $0.01 par value;100,000
        shares authorized, 100,000 and
        40,000 issued and outstanding,
        respectively                       1,000                400

        Common stock; $0.0001 par value;
        1,000,000,000 shares authorized and
        579,296,457 and 296,457 issued
        and outstanding, respectively     57,930                 30
        Additional paid-in capital     3,803,744          3,656,482
        Accumulated other
        comprehensive income              47,181             32,853
        Accumulated deficit           (4,601,195)        (4,384,945)
                                      -----------       -----------
        Total Vital Products, Inc.
        stockholders' deficit           (691,340)          (695,180)
        Noncontrolling interest              858                  -
                                      -----------       -----------
        Total deficit                   (690,482)          (695,180)
                                      -----------       -----------
Total liabilities and deficit         $   52,782         $   20,883
                                      ===========       ===========
The accompanying notes are an integral part of these consolidated financial statements
                                                                            F1

Vital Products, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                For the             For the             For the               For the
                             three months          three months        nine months          nine months
                            ended April 30,       ended April 30      ended April 30,     ended April 30
                                2012                 2011                2012                  2011
                            ===============      ==============       ==============      ==============

Sales                         $     43,112            $ 354,901           $  53,537          $ 1,121,763
Cost of sales                       38,950              235,709              46,381              819,211
                            ---------------      --------------       --------------      --------------
Gross profit                         4,162              119,192               7,156              302,552
                            ---------------      --------------       --------------      --------------
Operating expenses
 Selling, general and
   administrative                   49,500              167,789             100,059              395,662
 Consulting                             -                   292                  -                14,778
 Depreciation                           -                   399                  -                 3,117
                            ---------------      --------------       --------------      --------------
Total expenses                      49,500              168,480             100,059              413,557
                            ---------------      --------------       --------------      --------------
Net operating loss                 (27,315)               7,857             (47,516)             (61,717)

Other income (loss)
Financing costs                   (109,288)             (31,378)           (182,336)             (123,043)
Gain on settlement of debt          27,528                4,000              67,928                14,000
Gain (loss) on currency
exchange rate                        6,694               13,297              (8,281)               18,666
                            ---------------      --------------       --------------      ---------------
Net loss for the period           (120,404)             (63,369)           (215,592)             (201,382)

Net (income) loss
attributed to noncontrolling
interest                             (658)               22,679                (658)                2,058
Net loss attributable
o Vital Products, Inc.            (121,062)             (40,690)           (216,250)             (199,324)
Other comprehensive income (loss)
Foreign currency
translation adjustment             (17,360)             (14,644)             14,328               (20,873)
                             --------------       --------------      --------------        --------------
Comprehensive loss             $  (138,422)          $  (55,334)         $ (201,922)        $   (178,451)
                            ===============       ==============      ==============        ==============
Net loss attributable to
Vital Products Inc. per
common share, basic            $     (0.00)          $   (0.15)          $    (0.01)         $      (1.52)
                            ===============      ==============       ==============        ==============
Weighted average number
of common shares
outstanding ' basic             102,385,345             269,404           33,829,302               130,893
                            ===============      ==============       ==============        ===============

The accompanying notes are an integral part of these consolidated financial statements
                                                                            F2

Vital Products, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           For the nine            For the nine
                                           months ended            months ended
                                          April 30, 2012         April 30, 2011
                                          ---------------        --------------
Cash flows from operating activities
 Net loss attributable to Vital
 Products, Inc.                            $  (216,250)           $   (199,324)
   Adjustments to reconcile net loss
   to cash used in operating activities
   Noncontrolling interest income (loss)           658                  (2,058)
   Share-based compensation                     21,200                      -
   Depreciation                                  3,117
   Accretion of debt discount and
     interest expense                          182,336                 123,043
   Loss on currency exchange                     8,281                 (18,666)
   Gain on settlement of debt                  (67,928)                (14,000)
Change in operating assets and liabilities
   Accounts receivable                         (28,310)                 43,092
   Inventory                                    (7,877)                 (2,467)
   Prepaid expenses                                 -                    3,528
   Accounts payable and accrued liabilities     75,325                 (13,942)
   Advances from related parties                    -                  (12,411)
                                          ---------------        --------------
Net cash used in operating activities          (32,565)                (90,088)
                                          ---------------        --------------
Cash flow from financing activities
  Advance on bank overdraft                        -                    (9,372)
  Advances                                      64,484                      -
  Payments on related party advances           (34,135)                     -
  Noncontrolling interest                          200                      -
  Proceeds from convertible notes payable          -                    96,200
                                          ---------------        --------------
Net cash provided by financing  activities      30,549                  86,828
                                          ---------------        --------------
Foreign currency translation effect             (1,651)                 11,457
                                          ---------------        --------------
Net change in cash                              (3,667)                  8,197
Cash, beginning of the period                    3,867                     406
                                          ---------------        --------------
Cash, end of the period                    $       200             $     8,603
                                           ==============         =============
Supplemental disclosure of non-cash
investing and financing activities
     Issuance of common stock for
     conversion of promissory note         $    95,800             $    29,546
                                           ==============         =============
     Beneficial conversion feature         $    88,762             $    29,546
                                           ==============         =============

The accompanying notes are an integral part of these consolidated financial statements
                                                                            F3

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
April 30, 2012 and 2011
(Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2012 and the results of operations and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (Vital Supplies). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of
Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion,with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company's financial statements.


                                                                            F4

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the nine months ended April 30, 2012 and 2011, the Company incurred losses of $215,592 and $201,382, respectively, and cash used in operations was $32,565 and $90,088, respectively. The Company financed its operations through loans payable, advances from related parties and vendors' credit.

Management believes that the current cash balances at April 30, 2012 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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


                                                                            F5

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments comprise cash, accounts receivable, accounts payable and accrued liabilities, notes payable to The Cellular Connection Ltd and Larry Burke, and advances from related parties. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.

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








                                                                            F7

COMPREHENSIVE INCOME

The Company has adopted FASB ASC Subtopic 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FASB ASC Subtopic 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of operations and comprehensive loss and in the balance sheet as a component of stockholders' deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3.  VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (Vital Supplies). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of
Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.







                                                                            F8

The results of operations for Vital Supplies have been included in the financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:

        Cash                             $    200
        Non-controlling interest             (200)
                                         ---------
                                         $     -
                                         =========


Vital Products Supplies, Inc. - At April 30, 2012 our consolidated balance sheet recognizes current assets of $52,782, and accounts payable and accrued liabilities of $51,925 related to our interests in Vital Supplies. Our statement of operations recognizes sales of $40,301, cost of sales of $35,593 and selling, general and administrative expenses of $4,050 related to our interest in Vital Supplies for the period from April 26, 2012 to April 30, 2012


NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

                        Original                            April 30,   July 31,
                        Date of Issuance   Maturity Date       2012       2011
                        ----------------   -------------     -------- ---------
Promissory Note 3       June 12, 2009      June 11, 2012    $      0   $ 31,680
Promissory Note 4       November 18, 2009  November 17, 2012       0     30,000
Promissory Note 5       March 26, 2010     March 25, 2012          0     12,000
Promissory Note 6       June 29, 2010      June 28, 2012           0     12,000
Promissory Note 7       May 27, 2010       May 26, 2012       44,400     44,400
Promissory Note 8       September 28, 2010 September 27, 2012      0     12,000
Promissory Note 9       November 29, 2010  November 28, 2012  58,800     49,000
Promissory Note 10      December 10, 2010  December 9, 2012        0     10,000
Promissory Note 11      February 25, 2011  February 24, 2012       0      5,200
Promissory Note 12      April 7, 2011       April 6, 2013     38,400     32,000
Promissory Note 13      February 24, 2012  February 23, 2012  27,241          0
Interest                                                      23,171     25,844
Accretion                                                     37,595     33,902
                                                           ---------   --------

                                                           $ 229,607  $ 298,026
                                                           =========  =========

As of April 30, 2012 and July 31, 2011 notes payable are recorded net of unamortized debt discount of $78,676 and $68,394, respectively.

On September 28,2011,Promissory Note 8 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,800 gain.

On November 18, 2011, Promissory Note 4 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $12,000 gain.

                                                                            F9

On November 29,2011, Promissory Note 9 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $19,600 gain.

On December 10,2011,Promissory Note 10 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

On April 7, 2012, Promissory Note 12 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $12,800 gain.

On February 24, 2012, the Company agreed to amend the terms of Promissory Notes 3, 4, 5, 6, 8, 10 and 11 issued to the Cellular Connection Ltd. Under the terms of the Side Letter Agreement, the Promissory Notes were combined into one new Promissory Note ('Promissory Note 13') with an issue amount of $147,936 and face amount of $177,523. The conversion feature of the Promissory Note 13 has a fixed conversion price of $0.0002 per share of common stock of the Company. The face amount of the new Promissory Note is payable February 24, 2013. The outstanding face amount of Promissory Note 13 shall increase by another 20% on February 24, 2014 and again on each one year anniversary of February 24, 2014 until the new Promissory Note has been paid in full. The amendment of the terms of these notes resulted in a beneficial conversion feature of $88,762 since the closing price of common stock on February 24, 2012 exceeded the fixed conversion price. The beneficial conversion feature of $88,762 is included in additional paid-in capital.
The amendment of the terms of the note was accounted for as a debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $14,728 gain. Commencing on March 20, 2012 and ending on April 26, 2012 the holder of the note converted $95,800 of principal and interest of Promissory Note 13 into 479,000,000 shares of the Company's common stock.

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



                                                                            F10

NOTE 5 - ADVANCES

Advances are non-interest bearing, unsecured and have no-specific terms of repayment.


NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

For the nine months ended April 30, 2012 and 2011, the Company had rent expenses totaling $26,884 and $25,553, respectively and as of April 30, 2012 and July 31, 2011 advances of $31,344 and $64,597, respectively, and outstanding payables totaling $195,003 and $173,224, respectively, with a vendor to which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of April 30, 2012 and July 31, 2011 the Company had advances of $104,588 and $110,312, respectively, with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 - SHAREHOLDER EQUITY

On February 10, 2012 the Board of Directors approved the issuance to James McKinney, the President and Chief Financial Officer of the Company, a signing bonus comprising 60,000 shares of Series A Convertible Preferred Stock and 100,000,000 shares of common stock valued at $21,200 ($0.002 per share of common stock). The shares were fully vested when issued, value based on the closing price on the date they were approved and expensed in the statement of operations.

On March 5, 2012 the Company approved and effected a 1-for-1000 reverse stock split of issued and outstanding common stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

Commencing on March 20, 2012 and ending on April 26, 2012 the holder of Promissory Note 13 converted $95,800 of principal and interest into 479,000,000 shares of the Company's common stock at a fixed conversion price of $0.0002 per share.











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

On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we had the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. Total fees earned by Den Packaging Corporation as a result of the License Agreement for the three months ended April 30, 2012 and 2011 is $0 and $25,461, respectively. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement was for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement.
Den Packaging may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we would immediately stop the use of the facilities as described.

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

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (Vital Supplies). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement.
The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation has been consolidated into the Company's financial statements.

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

COMPREHENSIVE INCOME

The Company has adopted Topic 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income is displayed in the statement of operations and comprehensive loss in the balance sheet as a component of stockholders' deficit.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the third quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THREE AND NINE MONTHS ENDED APRIL 30,2012 AND 2011

REVENUES:

We had revenues of $43,112 and $53,537 for the three and nine months ended April 30, 2012, as compared to revenues of $354,901 and $1,121,763 for the three and nine months ended April 30, 2011. The decrease in revenues was primarily the result of termination of the License Agreement with Den Packaging Corporation on May 1, 2011. The Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

The increase in revenues as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary Vital Supplies, a Variable Interest Entity, and Vital Supplies has been fully consolidated in our financial statements.

COST OF SALES:
Our cost of sales for the three and nine months ended April 30, 2012 was $38,950 and $46,381, compared to $235,709 and $819,211 for the three and nine months ended April 30, 2011. The decrease in cost of sales was directly related to decrease in sales associated with the termination of the License Agreement with Den Packaging Corporation on May 1, 2011. The increase in cost of sales as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Our selling, general and administrative and consulting costs were $49,500 and $100,059 for the three and nine months ended April 30, 2012, compared to $167,789 and $395,662 for the three and nine months ended April 30, 2011. The decrease in selling, general and administrative expenses was primarily the result of the termination of the License Agreement with Den Packaging Corporation on May 1, 2011.

NET LOSS:
Our net loss attributed to Vital Products Inc. for the three and nine months ended April 30, 2012 was $121,062 and $216,250, compared to the net loss attributed to Vital Products Inc. of $40,690 and $199,324 for the three and nine months ended April 30, 2011. The increase of the net loss compared to the prior period was primarily attributable finance costs related to convertible secured promissory notes. Finance costs were $109,288 and $182,336 for the three and nine months ended April 30, 2012, compared to $31,378 and $123,043 for the three and nine months ended April 30, 2011.

TOTAL ASSETS:
Our total assets as of April 30, 2012 were $52,782, an increase of $31,949, as compared to the fiscal year ended July 31, 2011 which was $20,833.
Our total liabilities as of April 30, 2012 were $743,264, an increase of $27,201, as compared to $716,063 as of July 31, 2011. The increase in our total liabilities compared to July 31, 2011 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2012, we had total current assets of $52,782 and total current liabilities of $743,264, resulting in a working capital deficit of $690,482. At the end of the quarterly period ending April 30, 2012, we had cash of $200. Our cash flow used in operating activities for the nine months ended April 30, 2012 is $32,565. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the nine months ended April 30, 2012 was $30,549. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of April 30, 2012, we have $229,607 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke. The aggregate amount due under four convertible secured promissory notes with an aggregate face amount of $308,283. Convertible notes payable are recorded on our balance sheet net of debt discount of $78,676. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2012, 2011, 2010 and 2009. The carrying value of convertible notes payable of $229,607 includes accreted interest totaling $60,766 and actual loan amount totaling $168,841.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended April 30, 2012. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, by an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                              PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

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

We may not be able to generate sufficient revenues from our existing operations to fund our capital requirements. At the end of the quarterly period ending April 30, 2012, we had a cash balance of $200. We will require additional funds to enable us to operate profitably and grow our business. We believe we will need $300,000 to $350,000 to run our business for the next twelve months. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

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

We have outstanding four convertible secured promissory notes to The Cellular Connection Ltd. and Larry Burke that bear interest at 20% per annum and have maturity dates beginning on April 30, 2012. As of April 30, 2012 we had $229,607 due under the note issuances to The Cellular Connection and Larry Burke and we may not be able to make payments under the notes when due. The holders of the notes also have the right to convert the notes plus accrued interest into shares of our common stock at any time prior to the maturity dates. If the holders elect to convert the notes this will further dilute the equity interests of existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2012, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended April 30, 2012, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Date: June 14, 2012                          Vital Products, Inc.


                                             By:/s/ Michael Levine
                                             --------------------------
                                             Michael Levine
                                             Principal Executive Officer
                                             and Director

                                             By:/s/ James McKinney
                                             --------------------------
                                             James McKinney
                                             Principal Accounting Officer