Form 10-K
period 2012-07-31
Vital Products, Inc.
filed 2012-11-02
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                  (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                 For the fiscal year ended July 31, 2012.

  [ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                For the transition period from ________ to ________

                        Commission file number 333-127915

                               VITAL PRODUCTS, INC.
             (Name of small business issuer in its charter)

            DELAWARE                                  98-0464272
      ----------------------                         --------------
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


   2404 Via Mariposa West, 1-A, Laguna Woods, California                 92637
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number: (949) 306-3110

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]; No [X]

State the aggregate market value of the voting and non-voting common equity, consisting solely of common stock, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $119,391
(based on a total of 298,478 shares of the registrant's common stock held by non-affiliates on January 31, 2012, at the closing price of $0.40 per share)

The number of shares of outstanding common stock of the registrant as of October 29, 2012 was 579,298,478.


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

                                VITAL PRODUCTS, INC.
                                 FORM 10-K

                             TABLE OF CONTENTS

                                                                    PAGE NO.
PART I
        ITEM 1.    Business...............................................4

        ITEM 1A.   Risk Factors...........................................7

        ITEM 2.    Properties............................................10

        ITEM 3.    Legal Proceedings.....................................10

        ITEM 4.    Mine Safety Disclosures...............................10
PART II
        ITEM 5.    Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities............................................11

        ITEM 6.    Selected Financial Data...............................12

        ITEM 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................12

        ITEM 7A.   Quantitative and Qualitative Disclosures About
                   Market Risk...........................................17

        ITEM 8.    Financial Statements and Supplementary Data.....F1 - F21

        ITEM 9.    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...................18

        ITEM 9A(T) Controls and Procedures...............................18

        ITEM 9B.   Other Information.....................................19
PART III
        ITEM 10.   Directors, Executive Officers and Corporate
                   Governance............................................20

        ITEM 11.   Executive Compensation................................22

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............24

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................25

        ITEM 14.   Principal Accounting Fees and Services................26

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

On April 26, 2012, we entered into a License Agreement with Vital Supplies. Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company's financial statements. EMPLOYEES

As of July 31, 2012 we have no employees.

CUSTOMERS

The company currently has two customers. One customer represents 99% of the total outstanding accounts receivable and two customers represent 100% of total sales.

During the year ended July 31, 2012 and 2011, the Company had sales of $569,371 and $0, respectively, and as of July 31, 2012 and 2011 accounts receivable of $128,320 and $0. respectively, all with Century Computer Products ("Century") and Reliable Printing Solutions, Inc. ("Reliable"). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products.
We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

We are looking to expand our customer base in the United States. In general, the dealers and consumers of our products also sell and use other similar products, some of which compete with our products.

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

We distribute our products through one primary point of distribution located in Laguna Woods, California. We plan to distribute our products from other distribution facilities if and when required. However, we have not committed our resources at this time for any additional distribution facilities.

PRODUCT DEVELOPMENT

New toner and ink jet cartridge designs are constantly coming to market, which Vital Supplies plans to include in their products available for sale.

MANUFACTURING AND PRODUCT SOURCING

Vital Products Supplies is in the business of selling compatible ribbons, as well as remanufactured and compatible laser and inkjet cartridges.

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

We commenced operations in June 2005 and initially engaged in limited business activities manufacturing and marketing childcare products. In
August 2008, we changed our business plan to focus on the development and distribution of eco-friendly industrial packaging products. We anticipated that we anticipate facing challenges typically faced by start-up companies.
We may experience problems, delays, expenses and other difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. Therefore, we could go out of business and you may lose your investment.

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

JAMES MCKINNEY, OUR PRESIDENT, CHIEF FINANCIAL OFFICER AND SOLE DIRECTOR HAS SIGNFICANT INFLUENCE OVER OUR POLICIES AND AFFAIRS AND HE MAY MAKE CORPORATE DECISIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

James McKinney, our current President and Chief Financial Officer, owns approximately 18.3% of our voting securities. Mr. McKinney also has significant influence over our policies and affairs and all corporate actions requiring shareholder approval including the election of directors. This may delay, deter or prevent transactions, such as mergers or tender offers, that could otherwise benefit investors.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR PLANNED GROWTH, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND COULD RESULT IN INCREASING COSTS AS WELL AS A DECREASE IN OUR STOCK PRICE.

As of July 31, 2012 we have no employees and we do not intend to continue to develop new products. To manage our anticipated growth, we must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Because of the registration of our securities, we are subject to reporting and disclosure obligations, and we anticipate that we will hire additional finance and administrative personnel to address these obligations. In addition, the anticipated growth of our business will place a significant strain on our existing managerial and financial resources. If we cannot effectively manage our growth, our business may be harmed.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated October 29, 2012, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in our consolidated financial statements for the fiscal year ended July 31, 2012. The auditors raised concerns about our ability to continue as a going concern as a result of losses during the year and working capital deficit. The auditors also raised concerns about our need to obtain additional financing to continue our operations. We may not be able to obtain sufficient additional funds in the future. The auditors also state that these conditions cause substantial doubt about our ability to continue as a going concern.
A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

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

OUR BUSINESS IS SENSITIVE TO CHANGES IN INDUSTRY DEMANDS.

Vital is no longer active in industrial packaging products in the United States or Canadian markets. Effective May 1, 2012 ceased industrial packaging operations in Ontario Canada and moved to California. Vital Products is a business to business supplier of printer ribbons, toner cartridges and ink jet cartridges.

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

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

Our operations are previously located in Canada and most of our transactions were in the local currency. As a result, we have significant debts due in Canadian dollars recorded on our balance sheet. We do not trade in hedging instruments and a significant change in the foreign exchange rate between the Canadian Dollar and U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

We are headquartered in Laguna Woods, California where we have a 120 square foot for the office at no charge. Vital Products, Inc. uses the warehousing and shipping facilities of Vital Product Services, Inc. in accordance with our our license agreement. We have a month to month lease for these facilities and pay monthly rent of $4,050.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded over the counter and has been quoted on the Over-The-Counter Bulletin Board since June 16, 2008. The stock currently trades under the symbol "VTPI. " The following table sets forth the high and low bid prices for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted to reflect a 1 for 1000 reverse stock split, effective March 2, 2012.

                                                 High    Low

For the Fiscal Year Ended July 31, 2012         $  1.80   $  0.015

First Quarter ended October 31, 2010            $  0.70   $  0.20

Second Quarter ended January 31, 2011           $  0.50   $  0.20

Third Quarter ended April 30, 2011              $  1.20   $  0.05

Fourth Quarter ended July 31, 2012              $  0.29   $  0.02


For the Fiscal Year Ended July 31, 2011

Fourth Quarter ended July 31, 2011              $  3.80   $  0.50

Holders

The number of record holders of our common stock as of July 31, 2012 was approximately 80, not including nominees of beneficial owners.

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of July 31, 2012, we do not have any securities authorized for issuance under equity compensation plans.

SECURITIES ISSUED UNDER STOCK OPTION PLANS

During the fiscal year ended July 31, 2012, we did not issue securities under any Stock Option Plans.

RECENT SALES OF UNREGISTERED SECURITIES

All amounts have been adjusted to reflect a 1 to 1000 stock reverse split on March 5, 2012.

On February 10, 2012 the Board of Directors approved the issuance to James McKinney, the President and Chief Financial Officer of the Company, a signing bonus comprising 60,000 shares of Series A Convertible Preferred Stock and 100,000,000 shares of common stock valued at $21,200 ($0.002 per share of common stock).

Between March 20, 2012 and April 26, 2012, an existing investor converted $95,800 principal and interest amount in loans into an aggregate of 479,000,000 shares of our common stock, at a conversion rate of $0.0002 per share. With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

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

Overview

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in July 2005. Our fiscal year end is July 31.
On April 26, 2012, we entered into a Licensing Agreement with Vital Product Supplies, Inc. ("Vital Supplies") that allows us right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities
As a result of this agreement, Vital Supplies has been consolidated as a variable interest entity.

Management's Strategic Vision

Our overall business strategy primarily rests on our ability to secure additional capital through financing activities. In August 2008, we changed our business plan to pursue a new line of business as a developer and distributor of material, handling and industrial packaging products. We are not able to predict when we will move forward with our business plan until we can raise additional capital. The License Agreement with Den Packaging Corporation allowed us access to a broader range of products to sell and an existing customer base.

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values.

On April 26, 2012, we entered into a License Agreement with Vital Supplies. Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities.

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

Foreign Currency Translation

After operations of the Company moved from Ontario, Canada to California, the Company reviewed its functional currency and determined that it was appropriate to change the functional currency to the U.S. dollar from the Canadian dollar on May 1, 2012

Prior to May 1, 2012, our financial information is translated into U.S. dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income within stockholders' deficit.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101,which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the Accounting Standards Codification, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of delivery of goods. Sales are reflected net of discounts and returns.

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

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Results of Operations for the Fiscal Year Ended July 31, 2012 Compared to the Fiscal Year Ended July 31, 2011

Revenues:

Our revenues decreased by 54% or $615,325 during the year, from $1,149,624 in fiscal 2011 to $534,299 in fiscal 2012. The decrease in revenues was primarily the result of the termination of the License Agreement with Den Packaging Corporation on May 1, 2012. As a result, revenues from operations for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

On April 26, 2012, we entered into a License Agreement with Vital Supplies. Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company's financial statements.

Cost of Sales:

Our cost of sales decreased by $340,794 or 40% during the year, from $846,635 in fiscal 2011 to $505,841 in fiscal 2012. The decrease in cost of sales was directly related to the termination of the License Agreement with Den Packaging Corporation.

On May 1, 2011 the License Agreement was terminated and cost of sales for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

Selling, General, Administrative and Consulting Expenses:

Our selling, general, administrative and consulting expenses for the year ended July 31, 2012 decreased by $403,348 or 72% to $159,473, as compared to $562,821 for the year ended July 31, 2011. The decrease in selling, general, administrative and consulting expenses was primarily due to the termination of the License Agreement with Den Packaging.

On May 1, 2011 the License Agreement was terminated and expenses for Den Packaging after April 30, 2011 are not included in the consolidated financial statements of the Company.

Net loss:

Our net loss attributable to Vital Products for the year ended July 31, 2012 was $244,246, as compared to a net loss of $374,111 for the year ended
July 31, 2011. The $129,865 decrease in net loss compared to the prior year was primarily attributable to a reduction in selling, general and administrative expenses. The loss attributed to Vital Products was $24,249 for the period from April 26, 2012 to July 31,2012.

Our total assets for the year ended July 31, 2012 were $244,583, an increase of 1071%, or $223,700, as compared to $20,833 for the fiscal year ended
July 31, 2010. The increase in total assets compared to the prior year was primarily the result of an increase in inventory and accounts receivable as a result of the License Agreement with Vital Supplies.

Our total liabilities for the year ended July 31, 2012 were $987,968 an increase of $271,905 or 38%, as compared to $716,063 for the year ended July 31, 2011. The increase in our total liabilities compared to the prior year was primarily the result of increased accounts payable related to financing accounts receivable and inventory for Vital Supplies and Advances to pay for administrative costs of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements to report for the fiscal year ended July 31, 2012.

Liquidity and Capital Resources
As of July 31, 2012, we had total current assets of $244,583 and total current liabilities of $987,968, resulting in a working capital deficit of $743,385. As of July 31, 2012, we had cash of $1,050.

Our cash used in operating activities for the year ended July 31, 2012 was $103,387.

Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash inflow from financing activities for the year ended July 31, 2012 was $86,240 which was primarily the result of cash advances received by the Company.

We will need to raise capital of approximately $300,000 to $350,000, through either debt or equity instruments to fund our operations. We may not be successful in raising the necessary capital to fund our operations. In addition to amounts needed to fund our operations, we may need to generate an additional $985,968 to cover our current liabilities.

The Company did not receive cash from the issuance of convertible notes payable during the year ended July 31, 2012. The notes currently outstanding bear interest at 20% per annum, allow for the lender to secure a portion of the Company assets up to 200% of their respective face values of the loan and mature one year from the day of their respective issuance. As at July 31, 2012, the unamortized discount on the promissory notes payable amounts to $78,088. The notes held by L. Burke have right to convert the Note plus accrued interest into shares of the Company's common stock at any time prior to the Maturity Date. The number of common stock to be issued will be determined based on 75% of the average of the lowest closing bid price during the fifteen trading days immediately prior to conversion. The note held by The Cellular Connection Ltd. has a fixed conversion price of $0.0002 per share of common stock of the Company. None of the convertible secured promissory notes are in default.

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



                              VITAL PRODUCTS, INC.

                                     INDEX

                            July 31, 2012 and 2011


                                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............. F1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.......................................... F2

Consolidated Statements of Operations and Comprehensive Loss......... F3

Consolidated Statements of Stockholders' Deficit .................... F4

Consolidated Statements of Cash Flows................................ F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F6 - F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Vital Products, Inc.

We have audited the accompanying consolidated balance sheets of Vital Products, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' deficit, and cash flows for each of the years in the two-year period ended
July 31, 2012. Vital Products, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Products, Inc. as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

De Joya Griffith, LLC
Henderson, NV
October 29, 2012

F1

Vital Products, Inc.
CONSOLIDATED BALANCE SHEETS
(Audited)
                                            July 31, 2012       July 31, 2011


ASSETS

Current assets
        Cash                                     $   1,050       $   3,869
        Accounts receivable                              -           9,989
        Accounts receivable - related party        128,320               -
        Inventory                                  115,213           4,572
        Due from related party                          --           2,453

                Total current assets               244,583          20,883
                                                 ---------      ----------
Total assets                                     $ 244,583       $  20,883
                                                 =========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable and accrued liabilities $ 324,594       $  69,904
        Accounts payable and accrued liabilities
          - related party                          195,001         173,224
        Provision for sales returns                  2,000               -
        Advances                                    86,040               -
        Convertible notes payable, net             244,403         298,026
        Advances from related parties              135,930         174,909
                                                 ---------      ----------
                Total current liabilities          987,968         716,063
                                                 ---------      ----------
Total liabilities                                  987,968         716,063
                                                 ---------      ----------
Stockholders' deficit
        Preferred Stock; $0.01 par value;
        authorized undesignated 900,000 shares,
        no shares issued and outstanding
        Series A Convertible Preferred Stock;
        $0.01 par value;100,000 shares
        authorized, 100,000 and 40,000 issued
        and outstanding, respectively                1,000             400

        Common stock; $0.0001 par value;
        1,000,000,000 shares authorized and
        579,298,478 and 298,478 issued and
        outstanding, respectively                   57,930              30
        Additional paid-in capital               3,803,744       3,656,482
        Accumulated other comprehensive income      47,181          32,853
        Accumulated deficit                     (4,629,191)     (4,384,945)
                                                 ---------      ----------
        Total Vital Products, Inc.
        stockholders' deficit                     (719,336)       (695,180)
        Noncontrolling interest                    (24,049)              -
                                                 ---------      ----------
        Total deficit                             (743,385)       (695,180)
                                                 ---------      ----------
Total liabilities and deficit                   $  244,583      $   20,883
                                                 =========      ==========

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F2

Vital Products, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)
                                                  For the         For the
                                                year ended      year ended
                                               July 31, 2012   July 31, 2011
                                               -------------   -------------

Sales                                          $    534,299    $   1,149,624
Cost of sales                                       505,841          846,635
                                               -------------   -------------
Gross profit                                         28,458          302,989
                                               -------------   -------------
Operating expenses
        Selling, general and administrative         159,473          562,821
        Consulting                                       --           14,926
        Depreciation                                     --            3,117
                                               -------------   -------------
Total operating expenses                            159,473          580,864
                                               -------------   -------------
Net operating loss                                 (131,015)        (277,875)

Other income (loss)
        Financing costs                            (214,889)        (157,749)
        Gain on settlement of debt                   85,688           16,095
        Gain (loss) on currency exchange rate        (8,279)          43,360
                                               -------------   -------------
Net loss                                           (268,495)        (376,169)

Net (income) loss attributed to noncontrolling
  interest                                          (24,249)          (2,058)
                                               -------------   -------------
Net loss attributable to Vital Products, Inc.      (244,246)        (374,111)

Other comprehensive income (loss)
Foreign currency translation adjustment              14,328          (37,745)
                                               -------------   -------------
Comprehensive loss                               $ (229,918)      $ (411,856)
                                               =============   =============
Net loss attributable to Vital Products Inc.
  per common share, basic                        $    (0.00)      $    (2.17)
                                               =============   =============
Weighted average number of common shares
  outstanding, basic                            182,416,675          172,624
                                               =============   =============

See Accompanying Notes to Consolidated Financial Statements.
                                                                            F3

        Vital Products, Inc.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
        FOR THE YEARS ENDED JULY 31, 2012 AND 2011
        (Audited)

                                                                       Accumulated
                                                           Additional     Other                                          Total
                      Preferred Stock     Common Stock      Paid-in    Comprehensive   Accumulated   Noncontrolling  Shareholders'
                      Shares  Amount     Shares    Amount    Capital      Income          Deficit        interest         (Deficit)
Balance
 July 31, 2010        40,000   $ 400         3,021    $ --  $3,597,420   $ 70,598     $(4,010,834)       $ 195,263      $ (147,153)

Beneficial conversion
feature on convertible
promissory notes          --      --            --      --      29,546         --              --               --          29,546

Issuance of
common stock
for conversion of
promissory notes          --      --       295,457      30      29,516         --              --               --          29,546

Loss of control of Den
Packaging Inc.            --      --            --      --          --         --              --         (193,205)       (193,205)

Net loss attributable
to non-controlling
interest                  --      --            --      --          --         --              --           (2,058)         (2,058)

Foreign
currency
translation               --      --            --      --          --    (37,745)             --               --         (37,745)

Net loss attributed to
  Vital Products, Inc.    --      --            --      --          --         --        (374,111)              --        (374,111)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 July 31, 2011        40,000     400       298,478      30   3,656,482     32,853      (4,384,945)              --        (695,180)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock to
 CFO for signing
   bonus              60,000     600   100,000,000  10,000      10,600         --              --               --          21,200

Beneficial conversion
 feature on convertible
 promissory note          --      --            --      --      88,763         --              --               --          88,763

Issuance of stock for
 conversion of
 promissory note          --      --   479,000,000  47,900      47,900         --              --               --          95,800

Acquisition of Vital
 Products Supplies, Inc.  --      --            --      --          --         --              --              200             200

Net loss attributable to
 non-controlling interest --      --            --      --          --         --              --          (24,249)        (24,249)

Foreign currency
 translation              --      --            --      --          --     14,328              --               --          14,328

Net loss                  --      --            --      --          --         --        (244,246)              --        (244,246)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 July 31, 2012       100,000 $ 1,000   579,298,478 $57,930  $3,803,744   $ 47,181     ($4,629,191)        ($24,049)      ($743,385)
===================================================================================================================================




See Accompanying Notes to Consolidated Financial Statements.
                                                                            F4

Vital Products, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)
                                                  For the         For the
                                                year ended      year ended
                                               July 31, 2012   July 31, 2011
                                               -------------   -------------

Cash flows from operating activities
        Net loss                                $   (268,495)   $   (376,169)
        Adjustments to reconcile net loss
to cash used in operating activities
                Share-based compensation              21,200               -
                Depreciation                              --           3,117
                Accretion of debt discount and
                  interest expense                   216,627         157,749
                Bad debt expense                          --           7,193
                Loss on currency exchange                 --         (16,095)
                Gain on settlement of debt           (85,688)        (43,360)
        Changes in operating assets and liabilities
                Accounts receivable                 (118,331)         35,429
                Inventory                           (110,641)         10,722
                Due from related party                 2,453           3,563
                Accounts payable and accrued
                  liabilities                        276,467          36,641
           Provision for sales returns                 2,000               -
           Advances (repayment)from related parties  (38,979)         85,815
                                               -------------   -------------
        Net cash used in operating activities       (103,387)        (95,395)
                                               -------------   -------------
Cash flow from financing activities
                Payment on bank overdraft                  -          (9,467)
                Advances                              86,040               -
                Proceeds from convertible notes
                  payable                                  -         108,200
                Non-controlling interest                 200               -
                                               -------------   -------------
        Net cash provided by financing  activities    86,240          98,733
                                               -------------   -------------
Effect of exchange rate on cash                       14,328             136
                                               -------------   -------------
Net change in cash                                    (2,819)          3,474

Cash, beginning of the period                          3,869             395
                                               -------------   -------------
Cash, end of the period                          $     1,050       $   3,869
                                               =============   =============
Supplemental disclosure of non-cash investing and
  financing activities
                Issuance of common stock for
                  conversion of promissory note  $    95,800       $  29,546
                                               =============   =============
                Beneficial conversion feature    $    88,762       $  29,546
                                               =============   =============

See Accompanying Notes to Consolidated financial statements.
                                                                            F5

VITAL PRODUCTS, INC.
Notes to Consolidated Financial Statements
July 31, 2012 and 2011


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

The Company determined that Den Packaging was a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation was consolidated into the Company's financial statements.

Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet, results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. ("Vital Supplies"). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company's financial statements.



                                                                            F7

2. SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the years ended July 31, 2012 and 2011, the Company incurred losses of $268,495 and $376,169, respectively and cash used in operations was $103,387 and $95,395, respectively. The Company financed its operations through loans payable and vendors' credit.

Management believes that the current cash balances at July 31, 2012 and net future cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

                                                                            F8

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

Foreign Currency Translation

After operations of the Company moved from Ontario, Canada to California, the Company reviewed its functional currency and determined that it was appropriate to change the functional currency to the U.S. dollar from the Canadian dollar May 1, 2012

Prior to May 1, 2012, our financial information was translated into U.S. dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income within stockholders' deficit.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At July 31, 2012 and 2011, cash equivalents amounted to $0.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At July 31, 2012 and 2011, the allowance for doubtful accounts amounted to $0.

Fair Value of Financial Instruments

The Company's financial instruments comprise cash, accounts receivable
- related party, accounts payable and accrued liabilities, notes payable to The Cellular Connection Ltd. and L. Burke, advances, and advances from related party. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.


                                                                        F10

Inventory

Inventory comprises finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $0 at July 31, 2012
(July 31, 2011 - $11,518).

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


                                                                             F11

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

                                                                            F12

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the fourth quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

The results of operations for Den Packaging Corporation have been included in the consolidated financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:






                                                                            F13

                                                   April 30, 2010
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
                                                        =========

The License Agreement was terminated by Den Packaging and the Company determined that it lost control of Den Packaging effective May 1, 2011. As such, the Company derecognized the following assets and liabilities of Den Packaging from its consolidated financial statements at their carrying values as of May 1, 2011.

                                                     May 1, 2011
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

Vital Products Supplies, Inc. - On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. ("Vital Supplies"). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.
                                                                           F14

The results of operations for Vital Supplies have been included in the consolidated financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:

        Cash                             $    200
        Non-controlling interest             (200)
                                         ---------
                                         $     -
                                         =========

At July 31, 2012 our consolidated balance sheet recognizes current assets of $244,583, and accounts payable and accrued liabilities of $266,632 related to our interests in Vital Supplies. Our statement of operations recognizes sales of $569,063 cost of sales of $541,052 and selling, general and administrative expenses of $50,259 related to our interest in Vital Supplies for the period from April 26, 2012 to July 31, 2012.


4.  INVENTORY

As of July 31, 2012 and 2011, inventory is comprised of finished goods and no provision for inventory obsolescence has been recorded.


5.  EQUIPMENT

As of July 31, 2012 and 2011, equipment consists of the following:

                                                      2012           2011
                                               ------------    -----------
        Machinery and equipment                $         -     $   342,153
        Molds                                            -         235,081
        Computer hardware and software                   -               -
        Leasehold improvements                           -               -
                                               ------------    -----------
                                                         -         577,234
        Less:  Accumulated depreciation                  -        (577,234)
                                               ------------    -----------
        Equipment, net                         $         -     $         -
                                               ============    ===========

Depreciation expense was $0 and $3,117 for the years ended July 31, 2012 and 2011, respectively.









                                                                            F15

6.  REVOLVING DEMAND CREDIT FACILITY

Den Packaging Corporation, a consolidated variable interest entity, had an operating line of credit of $225,000 CDN of which $34,037 ($35,000 CDN) was utilized at July 31, 2010. The line of credit bears interest of prime plus 1.75% and is secured by accounts receivable, inventory and other assets of Den Packaging Corporation and a personal guarantee of the President. On
May 1, 2010, the Company ceased recognition of the revolving demand credit facility upon termination of the License Agreement with Den Packaging.

7.  CONVERTIBLE NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND L. BURKE

                   Original
                   Date of Issuance   Maturity Date           2012       2011
                   ----------------   -------------        ---------  ---------
Promissory Note 3  June 12, 2009      June 11, 2012         $      0   $ 31,680
Promissory Note 4  November 18, 2009  November 17, 2012            0     30,000
Promissory Note 5  March 26, 2010     March 25, 2012               0     12,000
Promissory Note 6  June 29, 2010      June 28, 2012                0     12,000
Promissory Note 7  May 27, 2010       May 26, 2013            53,280     44,400
Promissory Note 8  September 28, 2010 September 27, 2012           0     12,000
Promissory Note 9  November 29, 2010  November 28, 2012       58,800     49,000
Promissory Note 10 December 10, 2010  December 9, 2012             0     10,000
Promissory Note 11 February 25, 2011  February 24, 2012            0      5,200
Promissory Note 12 April 7, 2011      April 6, 2013           38,400     32,000
Promissory Note 13 February 24, 2012  February 23, 2012       27,241          0
Interest                                                      23,773     25,844
Accretion                                                     42,909     33,902
                                                            ---------   --------

                                                           $ 244,403  $ 298,026
                                                           =========  =========

As of July 31, 2012 and 2011, notes payable are recorded net of unamortized debt discount of $78,088 and $87,949, respectively.

On August 31, 2010, the Company agreed to amend the terms of Promissory Note 2 issued to the Cellular Connection Ltd. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized interest accretion expense of $22,160 as a result of unamortized debt discount on August 30, 2010. Under the terms of the Side Letter Agreement, the conversion feature of the Note was amended to a fixed conversion price of $0.10 from $100.00 per share of common stock. The face value of the Note is $29,546 which aggregates principal and accumulated interest through August 30, 2010. The amendment of the terms of Promissory Note 2 resulted in a beneficial conversion feature of $29,546 since the closing price of common stock on August 31, 2010 exceeded the fixed conversion price. The beneficial conversion feature of $29,546 is included in additional paid-in capital. Commencing on August 31, 2010 and ending on April 30, 2011 the holder of the note converted $29,546 of principal plus accrued interest into 295,457 shares of the Company's common stock.



                                                                            F16

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

On November 29, 2011, Promissory Note 9 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $19,600 gain.

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





                                                                            F17

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

On May 27, 2012, Promissory Note 7 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $17,760 gain.


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

8. RELATED PARTY BALANCES AND TRANSACTIONS

During the year ended July 31, 2012 and 2011, the Company had sales of $569,371 and $0, respectively, and as of July 31, 2012 and 2011 accounts receivable of $128,320 and $0. respectively, all with Century Computer Products ("Century") and Reliable Printing Solutions, Inc. ("Reliable"). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products.
We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

For the year ended July 31, 2012 and 2011, the Company had rent expense totaling $26,884 and $36,257, respectively and as of July 31, 2012 and July 31, 2011 advances of $25,618 and $64,597, respectively, and outstanding payables totaling $195,001 and $173,224, respectively, all with Zynpak Packaging Inc. in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

                                                                            F18

For the year ended July 31, 2012 and 2011, the Company had management fee expense totaling $0 and $103,384, respectively and as of July 31, 2012 and July 31, 2011 advances of $110,312 and $110,312, respectively, with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment. See Note 3 - Variable Interest Entity.

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

Commencing on August 31, 2010 and ending on April 30, 2011 the holder of a convertible note payable converted $29,546 of principal plus accrued interest into 295,457 shares of the Company's common stock at a fixed conversion price of $0.10 per share.

On February 10, 2012 the Board of Directors approved the issuance to James McKinney, the President and Chief Financial Officer of the Company, a signing bonus comprising 60,000 shares of Series A Convertible Preferred Stock and 100,000,000 shares of common stock valued at $21,200 ($0.002 per share of common stock). The shares were fully vested when issued, value based on the closing price on the date they were approved and expensed in the consolidated statement of operations.

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









                                                                            F19

10.  INCOME TAXES

The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying consolidated financial statements as of July 31, 2012 and 2011:

        The Company's computation of income tax recovery is as follows:

                                                      2012           2011
                                               ------------    -----------
        Net loss for the period                $(  268,495)   $(  376,169)
        Enacted income tax rate                       34.6%          34.6%
                                               ------------    -----------
        Income tax recovery at enacted rate        (92,899)      (130,154)
        Non-deductible expenses                     47,568         46,226
        Change in valuation allowance               45,331         83,928
                                               ------------    -----------
        Income tax expense / recovery          $         -     $        -
                                               ============    ===========

        Components of the Company's net
        future income tax assets are:

                                                      2012           2011
                                               ------------    -----------
        Non-capital loss carry forward         $ 1,133,548     $ 1,088,217
        Valuation allowance                     (1,133,548)     (1,088,217)
                                               ------------    -----------
        Net future income tax assets           $         -     $        -
                                               ============    ===========

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized. The change in the valuation allowance during the years ended July 31, 2012 and 2011 was $45,331 and $83,216, respectively. The change in the valuation allowance due to a change in tax rates for the years ended July 31 2012 and 2011 was $0 and $0, respectively. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at July 31, 2012 ($0 - July 31, 2011)

The non-capital losses expire in 2015 through 2032.


                                                                            F20

11. RISK MANAGEMENT

Foreign Exchange Risk

From time to time, the company can be exposed to foreign exchange risk on purchases of inventory which are made in US dollars. The company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The company is subject to risk of non-payment on its trade accounts receivable. For the year ended July 31, 2012, the company has few customers. One customer represents 99% of the total outstanding accounts receivable and two customers represent 98% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the year ended July 31, 2012, the company purchased its inventory from many vendors.


                                                                            F21

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting were not effective as of July 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, which are included within disclosure controls and procedures, that occurred during our fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, positions and offices that each director and officer has held for the past five years as of July 31, 2012. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected by and serve at the pleasure of our Board of Directors. There are no family relationships among our directors and executive officers.

Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine (1)              51        Former Chairman, Chief
                                          Executive Officer,
                                          and Director

Bram Lecker B.A.  L.L.B         53        Former Director

James McKinney                  67        President, Chief Financial Officer
                                          and Director

-----------------------------------------------------------------------------

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Michael Levine has served as our Chief Executive Officer and Chairman of the Board since June 2005. Mr. Levine devotes a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Levine founded and was the President of Zynpak Packaged Products, Inc. for the past 21 years. Mr. Levine attended McGill University. Mr. Levine resigned as an officer and director of the Company on July 30, 2012.

Mr. Bram Lecker has served as a Director since June 2005. Mr. Lecker has been in private practice since 1984 specializing in employment and commercial law. Mr. Lecker is also the co-founder of Yog'n'berries, a frozen yogurt and related products wholesale and retail business and is involved in the introduction of the "Mackenzie Method" spinal therapy pain relief and
rehabilitation protocols to Ontario, Canada therapy centers.   Mr. Lecker
graduated from both York University in Toronto, Canada and University of Ottawa Law School. Mr. Lecker resigned as a director of the Company on July 30, 2012.

Mr. James McKinney has served as President and CFO since April 30, 2012 and was appointed the sole director of the Company on July 30, 2012.
Mr. McKinney graduated from the University of Southern California with a Bachelor of Science in Accountancy in 1967. From 1967 to 1971 Mr. McKinney was employed by PriceWaterhouse Coopers with temporary leave for military service during this period. Over Mr. McKinney's career, he has been employed as an accountant and controller for several companies and was the proprietor of an income tax preparation business for 25 years. In addition, her has been a member of the Exchange Club (South Orange County) for three year and is currently serving as its Vice-President.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics to any person, free of charge, upon written request to Vital Products, Inc., 2404 Via Mariposa West, 1-A, Laguna Woods, California 92637.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted to us in writing addressed to 2404 Via Mariposa West, 1-A, Laguna Woods, California 92637. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate;
a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of July 30, 2012, Mr. McKinney has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We have determined that Mr. McKinney is "independent" as independence for audit committee members is defined in Rule 5605 of the Nasdaq Marketplace Rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. McKinney's experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. McKinney has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. McKinney has an understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2012 and 2011 to Michael Levine, our former principal executive officer, also referred to as our "named executive officer" and James McKinney, our President, CFO and sole director.

No other executive officer or employee earned over $100,000 in the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended July 31, 2012 and 2011

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Chief
Executive
Officer    2012 $  0                                                 $ 0
           2011 $  0                                                 $ 0

James McKinney,
President and Chief
Financial
Officer    2012 $  0           $21,200                               $ 21,200

-------------------------------------------------------------------------------


NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS

We do not currently have any employment agreements with our executive officers, including our named executive officer.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of July 31, 2012, our named executive officer did not have any equity awards outstanding.

Potential Payments Upon Termination or Change of Control

We do not have any potential payments upon termination or change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 19, 2011, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2012 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 29, 2012, plus shares of common stock subject to options, warrants and conversion rights held by such person on October 29, 2012, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner (1)        nature of            class (2)
                                              beneficial
                                              owner

Common Stock       DC Design Inc.                   52,500,000          9.1%
                   Richard B Dorfman                46,000,000          7.8%
                   Al Kau                           50,000,000          8.6%
                   Ray Kau                          49,000,000          8.5%
                   Dan Masters                      49,000,000          8.5%
                   Brian Saylin                     52,000,000          9.0%

                   Beneficial owners of
                   more than 5% as a group         298,500,000         51.5%
                   (6 persons)

                   Michael Levine (3)                4,001,550          0.7%
                   Bram Lecker B.A.  L.L.B                   0          0
                   James McKinney                  106,000,000         18.3%

                 Directors and executive
                 officers as a group
                 (3 persons)                       110,001,550         19.0%

(1) The address of all individual directors and executive officers is c/o Vital Products, Inc., 2404 Via Mariposa West, 1-A, Laguna Woods, California 92637.

(2) The number of shares of common stock issued and outstanding on October 29, 2012 was 579,298,478 shares.

(3) Michael Levine's beneficial ownership is comprised of 1,550 shares of common stock and 40,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 4,000,000 shares of common stock.

(4) James McKinney beneficial ownership is comprised of 100,000,000 shares of common stock and 60,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 6,000,000 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2012, we have accrued a total of $195,001 in rent due to Zynpak, a company Controlled by Michael Levine, our former Chief Executive Officer and former Chairman of the Board for use of a 4,000 square foot facility within a building it owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month. Our rent expense for the fiscal years ended July 31, 2012 and 2011 was $26,884 and $36,257, respectively. The lease was terminated on April 30, 2012.

As of and for the fiscal years ended July 31, 2012 and 2011, we had outstanding advances of $58,977 and $78,669, respectively and payables totaling $158,150 and $121,667 with a vendor to which Michael Levine, our former Chief
Executive Officer, President and Chairman of the Board, has a majority ownership interest

As of July 31, 2012, we have accrued a total of $103,384 in management fees due to Den Packaging a company Controlled by Michael Levine, our Chief Executive Officer, President and Chairman of the Board for a License Agreement for the period from March 1, 2010 to April 30, 2011. Our management fee expense for the fiscal years ended July 31, 2012 and 2011 was $0 and $101,921, respectively.

The above related party transactions are not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of these transactions were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of July 30, 2012, Michael Levine and Bram Lecker resigned as directors of the Company and Jim McKinney was appointed the sole director of the Company. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB, which does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees related to services performed by DeJoya Griffith in the years ended July 31, 2012 and 2011 were as follows:

                                      2012            2011

Audit Fees                       $   26,500      $  24,000
Audit-Related Fees                        0               0
Tax Fees                                  0               0
All Other Fees                            0               0
Total                            $   26,500      $  24,000
Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all non-audit services before they commence, including the fees and terms thereof, to be provided by our independent auditor. All of the services provided during the fiscal year ended July 31, 2012 were pre-approved. No audit, review or attest services were approved in accordance with Section 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal year ended July 31, 2012.

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

a. The following documents are filed as part of this annual report on Form 10-K:

1. FINANCIAL STATEMENTS

   The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets at July 31, 2012 and 2011

   Consolidated Statements of Operations and Comprehensive Income for the years ended July 31, 2012 and 2011

   Consolidated Statements of Stockholders' Deficit for the years ended July 31, 2012 and 2011

   Consolidated Statements of Cash Flows for the years ended July 31, 2012 and 2011

   Notes to Consolidated Financial Statements

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



                                                   Vital Products, Inc.


                                              By:/s/ James McKinney
                                              --------------------------
                                              James McKinney
           Principal Executive Officer,
                                                    Principal Financial Officer
                                                    and Director

                                        Date:  November 2, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By: /s/ James McKinney                                      November 2, 2012
-------------------------  Principal Executive Officer,    -----------------
                           Principal Financial Officer
                           and Director