Form 10-Q
period 2012-10-31
Vital Products, Inc.
filed 2012-12-17
CIK 1331275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-127915

VITAL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0464272
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2404 Via Mariposa West, 1-A, Laguna Woods, California 92637

 (Address of principal executive offices)

(949) 306-3110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of December 13, 2012, the Issuer had 579,296,457 shares of common stock issued and outstanding, par value $0.0001 per share.

VITAL PRODUCTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	October 31, 2012	July 31, 2012

ASSETS

Current assets
Cash	$20,072	$1,050
Accounts receivable – related party	103,554	128,320
Inventory	124,060	115,213

Total current assets	247,686	244,583

Total assets	$247,686	$244,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$308,966	$324,594
Accounts payable and accrued liabilities – related party	191,124	195,001
Provision for sales returns	7,000	2,000
Advances	93,233	56,040
Convertible notes payable, net	277,403	244,403
Advances from related parties	142,228	135,930

Total current liabilities	1,019,954	987,968

Total liabilities	1,019,954	987,968

Stockholders’ deficit
Preferred Stock; $0.01 par value; authorized undesignated 900,000 shares, no shares issued and outstanding Series A Convertible Preferred Stock; $0.01 par value;100,000 shares authorized, 100,000 and 100,000 issued and outstanding, respectively	1,000	1,000
Common stock; $0.0001 par value; 1,000,000,000 shares authorized and 579,296,457 and 579,296,457 issued and outstanding, respectively	57,930	57,930
Additional paid-in capital	3,803,744	3,803,744
Accumulated other comprehensive income	47,181	47,181
Accumulated deficit	(4,671,692)	(4,629,191)
Total Vital Products, Inc. stockholders’ deficit	(761,837)	(719,336)
Noncontrolling interest	(10,431)	(24,049)
Total deficit	(772,268)	(743,385)

Total liabilities and deficit	$251,686	$244,583

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011

Sales	$554,458	$4,634
Cost of sales	484,618	2,754
Gross profit	69,840	1,880

Operating expenses
Selling, general and administrative	72,981	22,130
Total expenses	72,981	22,130
Net operating loss	(3,141)	(20,250)

Other income (loss)
Financing costs	(33,000)	(35,456)
Gain on settlement of debt	-	4,800
Gain (loss) on currency exchange rate	7,258	(12,180)
Net loss	(28,883)	(63,086)
Net loss attributed to noncontrolling interest	(13,618)	-
Net loss attributable to Vital Products, Inc.	(42,501)	(63,086)
Other comprehensive income (loss) Foreign currency translation adjustment	-	27,958
Comprehensive loss	(42,501)	(35,128)

Net loss attributable to Vital Products Inc. per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	579,296,457	296,456,555

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended October 31, 2012	For the three months ended October 31, 2011
Cash flows from operating activities
Net loss	$ (28,883)	$ (63,086)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of debt discount and interest expense	33,000	35,456
(Gain) loss on currency exchange	(7,258)	12,180
Gain on settlement of debt	-	(4,800)
Change in operating assets and liabilities
Accounts receivable	24,766	4,110
Inventory	(8,847)	(3,662)
Accounts payable and accrued liabilities	(14,949)	1,446
Provision for sales returns	5,000	-
Net cash provided by (used in) operating activities	2,829	(18,356)

Cash flow from financing activities
Advances	11,193	40,500
Payments on advances	(4,000)	-
Advances from related party	9,000	-
Payments on related party advances	-	(20,000)
Net cash provided by financing activities	16,193	20,500

Foreign currency translation effect	-	(436)

Net change in cash	19,022	1,708

Cash, beginning of the period	1,050	3,869

Cash, end of the period	$ 20,072	$ 5,577

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 31, 2012 and 2011

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

The accompanying unaudited interim consolidated financial statements of Vital Products, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended July 31, 2012 of Vital Products, Inc.

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of Vital Products, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2012 and the results of operations and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (“Vital Supplies”). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement.  The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company’s financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the three months ended October 31, 2012 and 2011, the Company incurred losses of $28,883 and $63,086, respectively, and cash provided by (used in) operations was $2,829 and $(18,356), respectively.  The Company financed its operations through convertible notes payable, advances from related parties and vendors' credit.

Management believes that the current cash balance at October 31, 2012 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

FOREIGN CURRENCY TRANSLATION

After operations of the Company moved from Ontario, Canada to California, the Company reviewed its functional currency and determined that it was appropriate to change the functional currency to the U.S. dollar from the Canadian dollar May 1, 2012.

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.  Cash and cash equivalents are on deposit with financial institutions without any restrictions. At October 31, 2012 and July 31, 2012, cash equivalents amounted to $0.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable.  Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At October 31, 2012 and July 31, 2012, the allowance for doubtful accounts amounted to $0.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

NOTE 3 - VARIABLE INTEREST ENTITY

Following is a description of our financial interests in a variable interest entity that we consider significant, those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (“Vital Supplies”). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement.  The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

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

The results of operations for Vital Supplies have been included in the financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:

Cash	$200
Non-controlling interest	(200)
$-

Vital Products Supplies, Inc. – At October 31, 2012 our consolidated balance sheet recognizes current assets of $232,251, and accounts payable and accrued liabilities of $242,682 related to our interests in Vital Supplies.  Our statement of operations recognizes sales of $554,458, cost of sales of $484,618 and selling, general and administrative expenses of $56,222 related to our interest in Vital Supplies for the period from August 1, 2012 to October 31, 2012.

NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

	Original Date of Issuance	Maturity Date	October 31, 2012	July 31, 2012
Promissory Note 7	May 27, 2010	May 26, 2013	$53,280	$53,280
Promissory Note 9	November 29, 2010	November 28, 2013	58,800	58,800
Promissory Note 12	April 7, 2011	April 6, 2013	38,400	38,400
Promissory Note 13	February 24, 2012	February 23, 2013	27,241	27,241
Interest			36,412	23,773
Accretion			63,270	42,909
			$277,403	$244,403

As of October 31, 2012 and July 31, 2012 notes payable are recorded net of unamortized debt discount of $45,088 and $78,088, respectively.

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

NOTE 5 - ADVANCES

Advances from a non-related party for business expenses are non-interest bearing, unsecured and have no-specific terms of repayment.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

During the three months ended October 31, 2012 and 2011, the Company had sales of $554,458 and $0, respectively, and as of October 31, 2012 and July 31, 2012 accounts receivable of $103,554 and $128,320, respectively, all with Century Computer Products, Inc. ("Century") and Reliable Printing Solutions, Inc. ("Reliable"). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products. We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

At October 31, 2012 and July 31, 2012, the Company has advances of $9,000 and $0, respectively, due to Century. The advances are non-interest bearing, unsecured and have no specific terms of repayment.

For the three months ended October 31, 2012 and 2011, the Company had rent expense totaling $0 and $9,030, respectively and as of October 31, 2012 and July 31, 2012 advances due of $31,257 and $31,891, respectively, and outstanding payables totaling $191,124 and $195,001, respectively, all with Zynpak Packaging Inc. in which the Company's former Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of October 31, 2012 and July 31, 2012, the Company has advances of $101,971 and $104,039, respectively, due to Den Packaging Corporation in which the Company's former Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

NOTE 7 – CONVERTIBLE PREFERRED AND CAPITAL STOCK

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

NOTE 8 - RISK MANAGEMENT

Foreign Exchange Risk

At October 31, 2012 and July 31, 2012, the Company had trade payables and advances of $357,739 and $364,997, respectively, due in Canadian dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The Company is subject to risk of non-payment on its trade accounts receivable. For the three months ended October 31, 2012, the company has few customers. Two related party customers, Reliable Printing and Century Computer represent 100% of the total outstanding accounts receivable and those same two related party customers represent 100% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the three months ended October 31, 2012, the company purchased its inventory from many vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed November 2, 2012, for the year ended July 31, 2012, and other filings we make with the Securities and Exchange Commission.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed November 2, 2012, for the year ended July 31, 2012.

OVERVIEW

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products.There is no material assets or revenues that relate to the discontinued Childcare Division.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. (“Vital Supplies”). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement.  The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Den Packaging Corporation has been consolidated into the Company’s financial statements.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our financial condition and results of operations. We believe that these critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a discussion of our significant accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our 2012 Annual Report on Form 10-K filed on November 2, 2012.

There were no newly identified significant accounting estimates during the three months ended October 31, 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our 2012 Annual Report on Form 10-K.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

REVENUES:

We had revenues of $554,458 and $4,634 for the three months ended October 31, 2012 and 2011. The increase in revenues was primarily the result of the License Agreement with Vital Supplies on April 26, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary Vital Supplies, a Variable Interest Entity, and Vital Supplies has been fully consolidated in our financial statements.

COST OF SALES:

Our cost of sales for the three months ended October 31, 2012 and 2011 was $484,618 and $2,754, respectively. The increase in cost of sales as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were $72,981 and $22,130 for the three months ended October 31, 2012 and 2011, respectively. The increase in selling, general and administrative expenses as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012.

NET LOSS:

Our net loss attributed to Vital Products Inc. for the three months ended October 31, 2012 and 2011 was $28,883 and $63,086, respectively.  The decrease of the net loss compared to the prior period was primarily to the increase in sales comparable to the prior period. Finance costs were $33,000 and $35,456 for the three months ended October 31, 2012 and 2011, respectively, relates to interest accretion expense on convertible notes payable.

TOTAL ASSETS:

Our total assets as of October 31, 2012 were $251,686, an increase of $3,103, as compared to the fiscal year ended July 31, 2012 which was $244,583. Our total liabilities as of October 31, 2012 were $1,019,954, an increase of $31,986, as compared to $987,968 as of July 31, 2011. The increase in our total liabilities compared to July 31, 2011 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012, we had total current assets of $247,686 and total current liabilities of $1,019,954, resulting in a working capital deficit of $772,269.  At the end of the quarterly period ending October 31, 2012, we had cash of $20,072.  Our cash flow provided by operating activities for the three months ended October 31, 2012 is $2,829. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the three months ended October 31, 2012 was $20,193. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of October 31, 2012, we have $277,403 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke. The aggregate amount due under four convertible secured promissory notes with an aggregate face amount of $322,491. Convertible notes payable are recorded on our balance sheet net of debt discount of $45,088. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2012, 2011, 2010 and 2009. The carrying value of convertible notes payable of $277,403 includes accreted interest totaling $99,682 and actual loan amount totaling $177,721.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended October 31, 2012. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item. 9.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2012, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended October 31, 2012, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (included as exhibit 3.1 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).
3.2	By-laws (included as exhibit 3.2 to the Form SB-2 filed August 29, 2005 and incorporated herein by reference).
4.1	Form of Stock Certificate (included as exhibit 4.1 to the Form SB-2 filed October 26, 2006 and incorporated herein by reference).
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

10.6	Secured Promissory Note between the Company and The Cellular Connection Ltd. dated April 30, 2009 (included as exhibit 10.6 to the Form 10-Q filed June 19, 2009 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL PRODUCTS, INC.

Dated: December 17, 2012
	By:	/s/ James McKinney
		Name:	James McKinney
		Title:	Principal Executive Officer, Principal Financial Officer and Director