Form 10-Q
period 2013-01-31
Vital Products, Inc.
filed 2013-03-18
CIK 1331275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

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

As of March 18, 2013, the Issuer had 579,296,457 shares of common stock issued and outstanding, par value $0.0001 per share.

VITAL PRODUCTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2013

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VITAL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2013	July 31, 2012

ASSETS

Current assets
Cash	$2,757	$1,050
Accounts receivable – related party	150,471	128,320
Inventory	137,971	115,213

Total current assets	291,199	244,583

Total assets	$291,199	$244,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$377,710	$324,594
Accounts payable and accrued liabilities – related party	191,621	195,001
Provision for sales returns	10,000	2,000
Advances	88,143	86,040
Convertible notes payable, net	288,059	244,403
Advances from related parties	142,574	135,930

Total current liabilities	1,098,107	987,968

Total liabilities	1,098,107	987,968

Stockholders’ deficit
Preferred Stock; $0.01 par value; authorized undesignated 900,000 shares, no shares issued and outstanding	—	—
Series A Convertible Preferred Stock; $0.01 par value;100,000 shares authorized, 100,000 and 100,000 issued and outstanding, respectively	1,000	1,000
Common stock; $0.0001 par value; 1,000,000,000 shares authorized and 579,296,457 and 579,296,457 issued and outstanding, respectively	57,930	57,930
Additional paid-in capital	3,803,744	3,803,744
Accumulated other comprehensive income	47,181	47,181
Accumulated deficit	(4,701,970)	(4,629,191)
Total Vital Products, Inc. stockholders’ deficit	(792,115)	(719,336)
Noncontrolling interest	(14,793)	(24,049)
Total deficit	(806,908)	(743,385)

Total liabilities and deficit	$291,199	$244,583

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

For the three months ended January 31, 2013		For the three months ended January 31, 2012	For the six months ended January 31, 2013	For the six months ended January 31, 2012

Sales	$535,094	$5,791	$1,089,552	$10,425
Cost of sales	459,995	4,677	944,613	7,431
Gross profit	75,099	1.114	144,939	2,994

Operating expenses
Selling, general and administrative	98,152	28,429	171,133	50,559
Total expenses	98,152	28,429	171,133	50.559
Net operating loss	(23,053)	(27,315)	(26,194)	(47,565)

Other income (loss)
Financing costs	(34,176)	(37,592)	(67,176)	(73,048)
Gain on settlement of debt	23,520	35,600	23,520	40,400
Gain (loss) on currency exchange rate	(931)	(2,795)	6,327	(14,975)
Net loss	(34,640)	(32,102)	(63,523)	(95,188)
Net loss attributed to noncontrolling interest	4,362	-	(9,256)	-
Net loss attributable to Vital Products, Inc.	(30,278)	(32,102)	(72,779)	(95,188)
Other comprehensive income (loss) Foreign currency translation adjustment	-	3.730	-	31,688
Comprehensive loss	$(30,278)	$(28,372)	$(72,779)	$(63,500)

Net loss attributable to Vital Products Inc. per common share, basic	$(0.00)	$(0.11)	$(0.00)	$(0.32)

Weighted average number of common shares outstanding – basic	579,296,457	296,457	579,296,457	296,457

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended January 31, 2013	For the six months ended January 31, 2012
Cash flows from operating activities
Net loss	$(63,523)	$(95,188)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of debt discount and interest expense	67,176	73,048
(Gain) loss on currency exchange	(6,327)	14,975
Gain on settlement of debt	(23,520)	(40,400)
Change in operating assets and liabilities
Accounts receivable – related party	(22,152)	398
Inventory	(22,758)	1,032
Accounts payable and accrued liabilities	53,707	14,326
Provision for sales returns	8,000	—
Net cash used in operating activities	(9,396)	(31,809)
Cash flow from financing activities
Advances	20,103	48,511
Payments on advances	(18,000)	—
Advances from related party	9,000	—
Payments on related party advances	—	(19,300)
Net cash provided by financing activities	11,103	29,211

Foreign currency translation effect	—	(1,227)

Net change in cash	1,707	(3,825)

Cash, beginning of the period	1,050	3,869

Cash, end of the period	$2,757	$44

The accompanying notes are an integral part of these consolidated financial statements

VITAL PRODUCTS, INC.

Notes to Consolidated Financial Statements

January 31, 2013 and 2012

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2013 and the results of operations and cash flows presented herein have been included in the interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

During the six months ended January 31, 2013 and 2012, the Company incurred losses of $72,779 and $95,188, respectively, and cash used in operations was $9,396 and $31,809, respectively. The Company financed its operations through convertible notes payable, advances from related parties and vendors' credit.

Management believes that the current cash balance at January 31, 2013 and net cash proceeds from operations will not be sufficient to meet the Company's cash requirements for the next twelve months.

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without any restrictions. At January 31, 2013 and July 31, 2012, cash equivalents amounted to $0.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At January 31, 2013 and July 31, 2012, the allowance for doubtful accounts amounted to $0.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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
$-

Vital Products Supplies, Inc. – At January 31, 2013 our consolidated balance sheet recognizes current assets of $285,380, and accounts payable and accrued liabilities of $309,173 related to our interests in Vital Supplies. Our statement of operations recognizes sales of $1,089,552, cost of sales of $944,613 and selling, general and administrative expenses of $135,683 related to our interest in Vital Supplies for the period from August 1, 2012 to January 31, 2013.

NOTE 4 - NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND LARRY BURKE

	Original Date of Issuance	Maturity Date	January 31, 2013	July 31, 2012
Promissory Note 7	May 27, 2010	May 26, 2013	$53,280	$53,280
Promissory Note 9	November 29, 2010	November 28, 2013	70,560	58,800
Promissory Note 12	April 7, 2011	April 6, 2013	38,400	38,400
Promissory Note 13	February 24, 2012	February 23, 2013	27,241	27,241
Interest			33,894	23,773
Accretion			64,684	42,909
			$288,059	$244,403

As of January 31, 2013 and July 31, 2012 notes payable are recorded net of unamortized debt discount of $53,248 and $78,088, respectively.

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

On November 29, 2012, Promissory Note 9 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $23,520 gain.

NOTE 5 - ADVANCES

Advances from a non-related party for business expenses are non-interest bearing, unsecured and have no-specific terms of repayment.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

During the six months ended January 31, 2013 and 2012, the Company had sales of $1,089,552 and $10,425, respectively, and as of January 31, 2013 and July 31, 2012 accounts receivable of $150,472 and $128,320, respectively, all with Century Computer Products, Inc. ("Century") and Reliable Printing Solutions, Inc. ("Reliable"). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products. We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

At January 31, 2013 and July 31, 2012, the Company has advances of $9,000 and $0, respectively, due to Century. The advances are non-interest bearing, unsecured and have no specific terms of repayment.

For the six months ended January 31, 2013 and 2012, the Company had rent expense totaling $0 and $17,950, respectively and as of January 31, 2013 and July 31, 2012 advances due of $31,338 and $31,891, respectively, and outstanding payables totaling $191,621 and $195,001, respectively, all with Zynpak

Packaging Inc. in which the Company's former Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

As of January 31, 2013 and July 31, 2012, the Company has advances of $102,236 and $104,039, respectively, due to Den Packaging Corporation in which the Company's former Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.

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

NOTE 8 - RISK MANAGEMENT

Foreign Exchange Risk

At January 31, 2013 and July 31, 2012, the Company had trade payables and advances of $364,997 and $364,997, respectively, due in Canadian dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Concentration Risk

The Company is subject to risk of non-payment on its trade accounts receivable. For the six months ended January 31, 2013, the company has few customers. Two related party customers, Reliable Printing and Century Computer, represent 100% of the total outstanding accounts receivable and those same two related party customers represent 100% of total sales. Management consistently monitors its client credit terms with customers to reduce credit risk exposure.

For the six months ended January 31, 2013, the company purchased its inventory from many vendors.

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

OVERVIEW

Vital Products, Inc. (the "Company") was incorporated in the State of Delaware on May 27, 2005. On July 5, 2005, the Company purchased the Childcare Division of Metro One Development, Inc., (formerly On The Go Healthcare, Inc.) which manufactured and distributed infant care products. There are no material assets or revenues that relate to the discontinued Childcare Division.

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

There were no newly identified significant accounting estimates during the six months ended January 31, 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our 2012 Annual Report on Form 10-K.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

REVENUES:

We had revenues of $535,094 and $1,089,552 for the three and six months ended January 31, 2013 as compared to revenue of $5,791 and $10,425 for the three and six months ended January 31, 2012. The increase in revenues was primarily the result of the License Agreement with Vital Supplies on April 26, 2012. As a result of the License Agreement, the Company has determined that it is the primary beneficiary Vital Supplies, a Variable Interest Entity, and Vital Supplies has been fully consolidated in our financial statements.

COST OF SALES:

Our cost of sales for the three and six months ended January 31, 2013 and 2012 was $459,995 and $944,613, as compared to cost of sales of $4,677 and $7,431 for the three and six months ended January 31, 2012. The increase in cost of sales as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Our selling, general and administrative and consulting costs were $98,152 and $171,133 for the three and six months ended January 31, 2013 and 2012, as compared to selling, general and administrative and consulting costs of 28,429 and $50,559 for the three and six months ended January 31, 2012. The increase in selling, general and administrative expenses as compared to the previous quarter was primarily the result of the License Agreement with Vital Supplies on April 26, 2012.

NET LOSS:

Our net loss attributed to Vital Products, Inc. for the three and six months ended January 31, 2013 was $34,640 and $63,523, as compared to net loss attributed to Vital Products, Inc. of $32,102 and $95,188 for the three and six months ended January 31, 2012. The decrease of the net loss compared to the prior period was primarily to the increase in sales comparable to the prior period. Finance costs were $34,176 and $67,176 for the three and six months ended January 31, 2013, respectively, relates to interest accretion expense on convertible notes payable.

TOTAL ASSETS:

Our total assets as of January 31, 2013 were $291,199, an increase of $46,616, as compared to the fiscal year ended July 31, 2012 which was $244,583. Our total liabilities as of January 31, 2013 were $1,098,107, an increase of $110,139, as compared to $987,968 as of July 31, 2011. The increase in our total liabilities compared to July 31, 2011 was primarily the result of the increased advances from loans, related parties and vendors.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, we had total current assets of $291,199 and total current liabilities of $1,098,107, resulting in a working capital deficit of $806,908. At the end of the quarterly period ending January 31, 2013, we had cash of $2,757. Our cash flow used in operating activities for the six months ended January 31, 2013 is $9,396. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow from financing activities for the six months ended January 31, 2013 was $11,103. We believe we will need to raise capital of approximately $300,000 to $350,000 through either debt or equity instruments to fund our operations for the next 12 months. However, we may not be successful in raising the necessary capital to fund our operations. In addition to the amounts needed to fund our operations, we will need to generate an additional $500,000 to cover our current liabilities for the next 12 months.

As of January 31, 2013, we have $288,059 of convertible notes payable due to The Cellular Connection Ltd. and Larry Burke. The aggregate amount due under the four convertible secured promissory notes with an aggregate face amount of $341,307. Convertible notes payable are recorded on our balance sheet net of debt discount of $53,248. We issued these notes to The Cellular Connection Ltd. and Larry Burke during 2012, 2011, 2010 and 2009. The carrying value of convertible notes payable of $288,059 includes accreted interest totaling $98,578 and actual loan amount totaling $189,481.

The convertible secured promissory notes accrue interest at a rate of 20% per year and have maturity dates as disclosed in Note 4 of the consolidated financial statements for the period ended January 31, 2013. The outstanding face amount of the convertible secured promissory notes increase by 20% in 2011, an additional 20% in 2012 and again on each one year anniversary after 2012 until the notes have been paid in full. The notes entitle the holder to convert the note, plus accrued interest, any time prior to the maturity date, at 75% of the average of the lowest closing bid price during the fifteen trading days immediately preceding the conversion date.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2013, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2013, we did not sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended January 31, 2013, we did not have any defaults upon senior securities.

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
8

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL PRODUCTS, INC.

Dated: March 18, 2013
	By:	/s/ James McKinney
		Name:	James McKinney
		Title:	Principal Executive Officer, Principal Financial Officer and Director

