Form 10-K/A
period 2012-07-31
Vital Products, Inc.
filed 2013-08-21
CIK 1331275

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]; No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............24

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................25

        ITEM 14.   Principal Accounting Fees and Services................26

        ITEM 15.   Exhibits, Financial Statement Schedules...............27

EXPLANATORY NOTE
Vital Products, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which was originally filed with the Securities and Exchange Commission on November 2, 2012.

In order to respond to certain comments of the staff of the SEC the Company is hereby amending disclosures in Item 1. Business, Items 1A. Risk Factors,
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Item 9A Controls and Procedures, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 15 Exhibit Index and
Exhibit 31 - Certifications.

In addition, as required by Rule 12b-15 under the Securities Exchange
Act of 1934, as amended, currently dated certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment. This Form 10-K/A - Amendment No. 1, replaces the previous filing in its entirety.

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

On February 19, 2009, we entered into an agreement to market a new paper packaging system. While we believe paper packaging has been a staple in the industrial packaging market for many years, our new system produced a craft paper product that simulates a moldable nest. We believe this product is priced competitively with other paper products and gives us the advantage of performance and range of use. Although our new line of business continued to develop, we believe that the purchase orders validated our product and reflect the industrial packaging industry's trend towards environmentally friendly product lines. As of July 31, 2011 we had limited production of this new paper packaging system and abandoned this product and agreement.

On February 27, 2010, we entered into a License Agreement with Den Packaging Corporation, in which our Chief Executive Officer has a majority ownership interest. Under the terms of the Agreement, we had the right to market the products of Den Packaging as well as the right of use of the facilities of Den Packaging including but not limited to the sales and distribution facilities. We purchased all of the inventory on hand as of March 1, 2010 and agreed to pay a fee of 5% of all sales generated plus a management fee of 5% based on the total monies paid for employee salaries, benefits and commissions. The Company was responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement was for a period of twelve months commencing on March 1, 2010 and thereafter on a month-by-month basis unless sooner terminated by Den Packaging as provided for in the agreement.

The Company had determined that Den Packaging was a Variable Interest Entity and that Vital Products, Inc. was the primary beneficiary. As such, Den Packaging Corporation had been consolidated into the Company's financial statements.

Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet, results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

On April 26, 2012, we entered into a License Agreement with Vital Supplies. Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. Vital Supplies is a business to business supplier or printer ribbons, toner cartridges and ink jet cartridges. Vital Supplies purchases product from approximately ten suppliers and then resell to other businesses. Vital Supplies strategy is to purchase high quality products from many sources in order maximize customer satisfaction and to minimize returns. As of July 31, 2012 we have had two customers, Century Computer Products ("Century") and Reliable Printing Solutions, Inc. ("Reliable"). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable.

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

MANUFACTURING AND PRODUCT SOURCING

Vital Products Supplies is in the business of selling compatible ribbons, compatible laser and inkjet cartridges, as well as remanufactured. Remanufacturing comprises of recycling and refurbishment of used cartridges. Refurbishment requires refilling toner and may require repair and new parts.

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

JAMES MCKINNEY, OUR ACTING CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND SOLE DIRECTOR HAS SIGNFICANT INFLUENCE OVER OUR POLICIES AND AFFAIRS AND HE MAY MAKE CORPORATE DECISIONS THAT COULD NEGATIVELY IMPACT OUR BUSINESS AND STOCK PRICE.

James McKinney, our Acting Chief Executive Officer and Chief Financial Officer, owns approximately 18.3% of our voting securities. Mr. McKinney also has significant influence over our policies and affairs and all corporate actions requiring shareholder approval including the election of directors. This may delay, deter or prevent transactions, such as mergers or tender offers, that could otherwise benefit investors.

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

At July 31, 2012, the accrued and accreted interest on each convertible note payable is as follows:


           Original
Promissory Date of        Maturity                  Accrued  Accreted
Note       Issuance       Date          Principal  Interest  Interest    Total
---------- -------------  ------------- ---------  --------  -------- --------
7          May 27, 2010   May 26, 2013  $  53,280  $  2,368   $ 2,960 $ 58,608
9          Nov. 29, 2010  Nov. 28, 2012    58,800    10,453    13,067   82,320
12         April 7, 2011  April 6, 2013    38,400     3,413     4,267   46,080
13         Feb. 24, 2012  Feb. 23, 2013    27,241     7,539    22,615   57,395
                                        ---------  --------  --------  -------
                                        $ 177,721  $ 23,773  $ 42,909  244,403
                                        =========  ========  ========  =======


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F6 - F21

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

The results of operations for Den Packaging Corporation have been included in the consolidated financial statements of the Company. The Company did not pay consideration to enter into the License Agreement. The acquisition has been accounted for using the purchase method as follows:




                                                                            F13

                                                  April 30, 2010
                                                  --------------
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

                                                      May 1, 2011
                                                      -----------
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

7.  CONVERTIBLE NOTES PAYABLE TO THE CELLULAR CONNECTION LTD. AND L. BURKE


                   Original
                   Date of Issuance   Maturity Date           2012       2011
                   ----------------   -------------       ---------  ---------
Promissory Note 3  June 12, 2009      June 11, 2012        $      0   $ 31,680
Promissory Note 4  November 18, 2009  November 17, 2012           0     30,000
Promissory Note 5  March 26, 2010     March 25, 2012              0     12,000
Promissory Note 6  June 29, 2010      June 28, 2012               0     12,000
Promissory Note 7  May 27, 2010       May 26, 2013           53,280     44,400
Promissory Note 8  September 28, 2010 September 27, 2012          0     12,000
Promissory Note 9  November 29, 2010  November 28, 2012      58,800     49,000
Promissory Note 10 December 10, 2010  December 9, 2012            0     10,000
Promissory Note 11 February 25, 2011  February 24, 2012           0      5,200
Promissory Note 12 April 7, 2011      April 6, 2013          38,400     32,000
Promissory Note 13 February 24, 2012  February 23, 2013      27,241          0
Interest                                                     23,773     25,844
Accretion                                                    42,909     33,902
                                                           ---------   --------

                                                          $ 244,403  $ 298,026
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




                                                                            F21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A.        CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2013:
(i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the requisite evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine                   51        Former Chairman, Chief
                                           Executive Officer,
                                           and Director

Bram Lecker B.A.  L.L.B          53        Director

James McKinney                   67        Acting Chief Executive Officer,
                                           Chief Financial
                                           Officer and Director

-----------------------------------------------------------------------------

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Michael Levine served as our Chief Executive Officer and Chairman of the Board since June 2005. Mr. Levine devoted a minimum of 25% of his working time to the affairs of our Company. Prior to joining us, Mr. Levine founded and was the President of Zynpak Packaged Products, Inc. for the past 21 years. Mr. Levine attended McGill University. Mr. Levine resigned as an officer and director of the Company on July 30, 2012.

Mr. Bram Lecker served as a Director since June 2005.  Mr. Lecker has been in private practice since 1984 specializing in employment and commercial law. Mr. Lecker is also the co-founder of Yog'n'berries, a frozen yogurt and related products wholesale and retail business and is involved in the introduction of the "Mackenzie Method" spinal therapy pain relief and
rehabilitation protocols to Ontario, Canada therapy centers.   Mr. Lecker
graduated from both York University in Toronto, Canada and University of Ottawa Law School. Mr. Lecker resigned as a director of the Company on July 30, 2012.

Mr. James McKinney has served as President and CFO since April 30, 2012 and was appointed the sole director of the Company on July 30, 2012. In addition, Mr. McKinney has been serving as Acting Chief Executive Officer since
July 30, 2012. Mr. McKinney graduated from the University of Southern California with a Bachelor of Science in Accountancy in 1967.
From 1967 to 1971 Mr. McKinney was employed by PriceWaterhouse Coopers with temporary leave for military service during this period. Mr. McKinney has been and currently is the proprietor of an income tax preparation business since 1987 and has been a California Registered Tax Preparer for over 20 years. In addition, after four years of service as Treasurer of the Exchange Club (South Orange County) he resigned as an officer in March 2013.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended July 31, 2012 and 2011 to Michael Levine, our former principal executive officer, also referred to as our "named executive officer" and James McKinney, our Acting Chief Executive Officer, CFO and sole director.

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

  (a)      (b)    (c)    (d)   (e)    (f)     (h)        (i)          (j)
-------------------------------------------------------------------------------

Michael
Levine,
Former Chief
Executive
Officer    2012 $  0                                                 $ 0
           2011 $  0                                                 $ 0

James McKinney,
Acting Chief Executive Officer and Chief
Financial
Officer    2012 $  0           $21,200                               $ 21,200

-------------------------------------------------------------------------------
No Directors were paid compensation for the year ended July 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of October 29, 2012, by each person known by us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director and nominee,
(iii) our named executive officer named in the Summary Compensation Table who was serving as an executive officer at the end of the July 31, 2012 fiscal year and (iv) all of our directors and current executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on October 29, 2012, plus shares of common stock subject to options, warrants and conversion rights held by such person on October 29, 2012, and exercisable or convertible within 60 days thereafter.

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner            nature of            class (2)
                                              beneficial
                                              owner

Common Stock       DC Design Inc.               52,500,000          9.1%
                   793 Center St.
                   Lewiston NY 14092

                   Richard B Dorfman            46,000,000          7.8%
                   6855 Dume Ave.
                   Malibu, CA 90265

                   Al Kau                       50,000,000          8.6%
                   33671 Chula Vista Ave.
                   Dana Point, CA 92629

                   Ray Kau                      49,000,000          8.5%
                   8400 Edinger Ave. R202
                   Huntington Beach, CA 92647

                   Dan Masters                  49,000,000          8.5%
                   1752 Castellana Road
                   LaJolla, CA 92037

                   Brian Saylin                 52,000,000          9.0%
                   3561 Sagamore Drive
                   Huntington Beach, CA 92649

                   Beneficial owners of
                   more than 5% as a group     298,500,000         51.5%
                   (6 persons)

                   Michael Levine (1),(3)        4,001,550          0.7%
                   Bram Lecker B.A.  L.L.B (1)           0          0
                   James McKinney (1),(4)      106,000,000         18.3%

                   Directors and executive
                   officers as a group
                  (3 persons)                  110,001,550         19.0%

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

As of and for the fiscal years ended July 31, 2012 and 2011, we had outstanding advances of $58,977 and $78,669, respectively and payables totaling $158,150 and $121,667 with a vendor, Zynpak Packaging Inc., to which Michael Levine, our former Chief Executive Officer, and former Chairman of the Board, has a majority ownership interest and is the Chief Executive Officer.

As of July 31, 2012, we have accrued a total of $103,384 in management fees due to Den Packaging Corporation, a company our former Chief Executive Officer and former Chairman of the Board for a License Agreement for the period from March 1, 2010 to April 30, 2011 has a majority ownership interest and is the Chief Executive Officer. Our management fee expense for the fiscal years ended July 31, 2012 and 2011 was $0 and $101,921, respectively.

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

3.4 Certificate of Amendment to the Certificate of Incorporation, dated February 24, 2012 (included as exhibit 3.1 to the Form 8-K filed March 2, 2012 and incorporated herein by reference).

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

10.7 Side Letter Agreement regarding the Convertible Secured Promissory Notes by and between Vital Products, Inc. and The Cellular Connection, Ltd. dated February 24, 2012 (included as exhibit 10.1 to the Form 8-K filed February 29, 2012 and incorporated herein by reference).

10.8 License Agreement between Vital Products Supplies, Inc. and Vital
     Products, Inc.    dated April 26, 2012.

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



                                                 Vital Products, Inc.


                                                By:/s/ James McKinney
                                                ---------------------
                                                       James McKinney
                                                Acting Chief Executive Officer,
                                                Chief Financial Officer
                                                and Director

                                                Date:  August 20, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By: /s/ James McKinney                                      August 20, 2013
----------------------  Acting Chief Executive Officer,     ----------------
                        Chief Financial Officer
                        and Director