Form 10-K/A
period 2012-07-31
Vital Products, Inc.
filed 2013-09-24
CIK 1331275

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                                  Amendment No. 2

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

                                VITAL PRODUCTS, INC.
                                 FORM 10-K/A

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

        ITEM 9A    Controls and Procedures...............................18

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

        ITEM 12.   Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters............24

        ITEM 13.   Certain Relationships and Related Transactions, and
                   Director Independence.................................25

        ITEM 14.   Principal Accounting Fees and Services................26

        ITEM 15.   Exhibits, Financial Statement Schedules...............27

EXPLANATORY NOTE
Vital Products, Inc. is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which was originally filed with the Securities and Exchange Commission on November 2, 2012.
In order to respond to certain comments of the staff of the SEC the Company is hereby amending disclosures in Item 1. Business, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 10. Directors, Executive Officers and Corporate Governance, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Exhibit 31 - Certifications.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment .. This Form 10-K/A - Amendment No. 2, replaces the previous filing in its entirety.

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

Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet , results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

On April 26, 2012, we entered into a License Agreement with Vital Supplies. Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. Vital Supplies is a business to business supplier or printer ribbons,toner cartridges and ink jet cartridges. Vital Supplies purchases product from approximately ten suppliers and then resell to other businesses. Vital Supplies strategy is to purchase high quality products from many sources in order maximize customer satisfaction and to minimize returns. As of July 31, 2012 we have had two customers, Century Computer Products ('Century') and Reliable Printing Solutions, Inc. ('Reliable'). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable.

The Company has determined that Vital Supplies is a Variable Interest Entity and that Vital Products, Inc. is the primary beneficiary. As such, Vital Supplies has been consolidated into the Company's financial statements.

EMPLOYEES

As of July 31, 2012 we have five employees.

CUSTOMERS

The company currently has two customers. One customer represents 99% of the total outstanding accounts receivable and two customers represent 100% of total sales.

During the year ended July 31, 2012 and 2011, the Company had sales of $569,371 and $0, respectively, and as of July 31, 2012 and 2011 accounts receivable of $128,320 and $0. respectively, all with Century Computer Products ('Century') and Reliable Printing Solutions, Inc. ('Reliable'). The Company does not have any written agreements with either Century and Reliable. Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products. We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

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

MANUFACTURING AND PRODUCT SOURCING

Vital Products Supplies, Inc. is in the business of selling compatible ribbons, laser and inkjet cartridges. These ribbons and cartridges are remanufactured and refurbished by independent third-party suppliers who deliver to our Santa Monica, California warehouse. Our Santa Monica location ships our product to the customers by courier, typically UPS. At any time the Company may have 10 to 12 vendors available to meet the needs of substantially all printers. Our vendors include Azerty, Arlington, Colorstar, Inkcycle, Liberty Laser, Planet Green, Printing Technology Inc., Royal Imaging International, California Ribbon and West Point Products. All of our vendors are US based. We believe our vendors can be readily replaced and that a loss a vendor would not cause a disruption for our customers. We enter into short-term contracts with our vendors to purchase product in the form of purchase orders.

We do not manufacture, remanufacture or refurbish our products.

Our warehouse and office facilities in Santa Monica, California are approximately 2,000 square feet. Our monthly lease payments are $4,050. This lease expires in January 2015. We employee 3 full time and 2 part time employee.

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

We commenced operations in June 2005 and initially engaged in limited business activities manufacturing and marketing childcare products. In August 2008, we changed our business plan to focus on the development and distribution of eco-friendly industrial packaging products. We anticipated that we anticipate facing challenges typically faced by start-up companies.We may experience problems, delays, expenses and other difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. Therefore, we could go out of business and you may lose your investment.

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

ITEM 4. MINE SAFETY DISCLOSURE


Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The stock currently trades under the symbol "VTPI". Our common stock commenced traded over the counter and was quoted on the Over-The-Counter Bulletin Board starting on June 16, 2008. On February 17, 2011, DTCC stopped accepting additional deposits of our common stock for depository and book-entry transfer services. As a prerequisite of lifting the Deposit Chill the Company was required to demonstrate that the sale and transfer of our common stock during the period in question complied with DTCC's rules and complied with the
Securities Act of 1933.   On February 27, 2013, DTCC confirmed that the Company
had met the requirements requested by DTCC and that they have lifted the Deposit Chill and resumed accepting deposits of our common stock for depository and book entry transfer services.

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

Between March 20, 2012 and April 26, 2012, an existing investor converted $95,800 principal and interest amount in loans into an aggregate of 479,000,000 shares of our common stock at conversion rate of $0.0002 per share With respect to the sales of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

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

Overview

We incorporated in the State of Delaware on May 27, 2005 and commenced business under the Vital Products name in July 2005. Our fiscal year end is July 31.
On April 26, 2012, we entered into a Licensing Agreement with Vital Product Supplies, Inc. ('Vital Supplies') that allows us right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities As a result of this agreement, Vital Supplies has been consolidated as a variable interest entity.

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

Cost of Sales:

Our cost of sales decreased by $340,794 or 40% during the year, from $846,635 0in fiscal 2011 to $505,841 in fiscal 2012. The decrease in cost of sales was directly related to the termination of the License Agreement with Den Packaging Corporation.

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

Our cash used in operating activities for year ended July 31,2012 was $103,387

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

At July 31, 2012, the accrued and accreted interest on each convertible note payable is as follows:

Promis-   Original
 sory     Date of       Maturity                  Accrued    Accreted
Note #    Issuance      Date          Principal   Interest   Interest    Total
-------------------------------------------------------------------------------
   7    May 27, 2010    May 26, 2013  $ 53,280    $  2,368   $  2,960  $ 58,608
   9    Nov 29, 2010    Nov 28, 2012    58,800      10,453     13,067    82,320
  12    April 7, 2011   April 6, 2013   38,400       3,413      4,267    46,080
  13    Feb 24, 2012    Feb 23, 2013    27,241       7,539     22,615    57,395
                                       ----------------------------------------
                                     $ 177,721    $ 23,773   $ 42,909   244,403

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

Den Packaging delivered a termination notice to the Company to cancel the License Agreement effective May 1, 2011. The Company determined that it lost control of Den Packaging on May 1, 2011 and ceased to include the balance sheet , results of operations and cash flows of Den Packaging in the consolidated financial statements of the Company after April 30, 2011.

On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. ('Vital Supplies'). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

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

Foreign Currency Translation

After operations of the Company moved from Ontario, Canada to California, the Company reviewed its functional currency and determined that it was appropriate to change the functional currency to the U.S. dollar from the Canadian dollar May 1, 2012

Prior to May 1, 2012, our financial information was translated into U.S dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign exchange are included as a component of other comprehensive income within stockholders' deficit.

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

Fair Value of Financial Instruments

The Company's financial instruments comprise cash,accounts receivable -related party accounts payable and accrued liabilities, notes payable to The Cellular Connection Ltd. and L. Burke, advances, and advances from related party. The carrying value of Company's short-term instruments approximates fair value, unless otherwise noted, due to the short-term maturity of these instruments. In management's opinion, the fair value of notes payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks in respect of these financial instruments.





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

Vital Products Supplies, Inc. - On April 26, 2012, we entered into a License Agreement with Vital Products Supplies, Inc. ('Vital Supplies'). Under the terms of the Agreement, we have the right to market the products of Vital Supplies as well as the right of use of the facilities of Vital Supplies including but not limited to the sales and distribution facilities. We agreed to pay a fee of 1.5% of all sales generated plus a management fee of 1.5% based on the total monies paid for employee salaries, benefits and commissions. The Company is responsible for all expenses that relate to sales generated under the License Agreement. The duration of the agreement is for a period of twelve months commencing on April 26, 2012 and thereafter on a month-by-month basis unless sooner terminated by Vital Supplies as provided for in the agreement. Vital Supplies may at any time in its sole discretion, with sixty days prior notice, terminate the agreement and revoke the license granted for any reason whatsoever and upon such termination we will immediately stop the use of the facilities as described.

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

On November 29,2011, Promissory Note9 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $19,600 gain.

On December 10,2011, Promissory Note10 renewed for an additional year under the terms outlined in the original Note. The modification of the Note upon renewal has been accounted for as debt extinguishment and the issuance of a new debt instrument. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4,000 gain.

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

8. RELATED PARTY BALANCES AND TRANSACTIONS

During the year ended July 31, 2012 and 2011, the Company had sales of $569,371 and $0, respectively, and as of July 31, 2012 and 2011 accounts receivable of $128,320 and $0. respectively, all with Century Computer Products ('Century') and Reliable Printing Solutions, Inc. ('Reliable'). Aaron Shrira, the sole shareholder of Vital Supplies, is a 50% shareholder of both Century and Reliable. Vital Supplies is a consolidated subsidiary of Vital Products.
We have determined that we are the primary beneficiary of Vital Supplies as our interest in the entity is subject to variability based on results from operations and changes in the fair value.

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

                                                                           F18

For the year ended July 31, 2012 and 2011, the Company had management fee expense totaling $0 and $103,384, respectively and as of July 31, 2012 and July 31, 2011 advances of $110,312 and $110,312, respectively,with Den Packaging Corporation in which the Company's Chief Executive Officer has a majority ownership interest. The balances are non-interest bearing, unsecured and have no specified terms of repayment.
See Note 3 - Variable Interest Entity.

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



Name                            Age       Position
-----------------------------------------------------------------------------
Michael Levine                  51        Former Chairman, Chief
                                          Executive Officer,
                                          and Director

Bram Lecker B.A.  L.L.B         53        Director

James McKinney                  67        Acting Chief Executive Officer,
                                   Chief FinancialOfficer and Director

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any executive officer, director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. The recommended candidate should be submitted in writing addressed to 2404 Via Mariposa West, 1-A, Laguna Woods, California 92637. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our Board of Directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

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

Title of class    Name and address of         Amount and           Percent of
                  beneficial owner            nature of            class (2)
                                              beneficial
                                              owner

Common Stock       DC Design Inc.                   52,500,000          9.1%
                   793 Center St.
                   Lewiston NY 14092

                   Richard B Dorfman                46,000,000          7.8%
                   6855 Dume Ave.
                   Malibu,  CA 90265

                   Al Kau                           50,000,000          8.6%
                   33671 Chula Vista Ave.
                   Dana Point, CA 92629

                   Ray Kau                          49,000,000          8.5%
                   8400 Edinger Ave. R202
                   Huntington Beach, CA 92647

                   Dan Masters                      49,000,000          8.5%
                   1752 Castellana Road
                   LaJolla, CA 92037

                   Brian Saylin                     52,000,000          9.0%
                   3561 Sagamore Drive
                   Huntington Beach, CA 92649

                   Beneficial owners of
                   more than 5% as a group          298,500,000         51.5%
                   (6 persons)

                   James McKinney (1),(3)           106,000,000         18.3%

                   Directors and executive
                   officers as a group
                   (1 person)                       106,000,000         18.3%

(1) The address of all individual directors and executive officers is c/o Vital Products,Inc.2404 Via Mariposa West,1-A,Laguna Woods,California 92637

(2) The number of shares of common stock issued and outstanding on October 29, 2012 was 579,298,478 shares.

(3) James McKinney beneficial ownership is comprised of 100,000,000 shares of common stock and 60,000 shares of Series A Convertible Preferred Stock which are convertible into an aggregate of 6,000,000 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of July 31, 2012, we have accrued a total of $195,001 in rent due to Zynpak a company Controlled by Michael Levine, our former Chief Executive Officer and former Chairman of the Board for use of a 4,000 square foot facility within a building it owns in Concord, Ontario, Canada. The lease is on a month-to-month basis and we pay $3,000 CDN per month. Our rent expense for the fiscal years ended July 31, 2012 and 2011 was $26,884 and $36,257, respectively. The lease was terminated on April 30, 2012.

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

3.3  Certificate of Amendment to the Certificate of Incorporation, dated
     June 22, 2009 (included as exhibit 3.1 to the Form 8-K filed June 26,2009 and incorporated herein by reference).

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

10.8 License Agreement between Vital Products Supplies, Inc. and Vital
     Products, Inc.    dated April 26, 2012.(included as exhibit 10.8 to the
     Form 10-K/A filed August 21, 2013 and incorporated herein by reference)..

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



                                                   Vital Products, Inc.


                                              By:/s/ James McKinney
                                              --------------------------
                                              James McKinney
                                              Acting Chief Executive Officer,
                                              Chief Financial Officer
                                              and Director (Principal Executive
                                              Financial and Accounting Officer)

                                        Date:  October 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                  TITLE                                   DATE


By: /s/ James McKinney                                      October 29, 2012
-------------------------  Acting Chief Executive Officer,       -------------
                              Chief Financial Officer
                           and Director (Principal Executive,
                              Financial and Accounting Officer)